Form 10-Q
period 1993-12-31
GROW GROUP INC
filed 1994-02-14
CIK 44171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1993

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-4596

                          GROW GROUP, INC.
     (Exact name of registrant as specified in its charter)

          New York                             11-1665588
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)           Identification No.)

          200 Park Avenue, New York, New York      10166
     (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (212) 599-4400

                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No

     The number of shares of Common Stock, $.10 par value per share, outstanding as of February 1, 1994 was 16,095,679.



                                        Page 1 of 13 pages
                                   The Exhibit Index is on page 12

                                GROW GROUP, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                   PAGE NUMBER

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheet          3
          (Unaudited) - December 31, 1993 and
          June 30, 1993

          Consolidated Condensed Statement of           4
          Operations (Unaudited) - Six Month
          and Three Month Periods Ended
          December 31, 1993 and December 31, 1992

          Consolidated Condensed Statement of           5
          Cash Flows (Unaudited) - Six Months
          Ended September 30, 1993 and
          September 30, 1992

          Notes to Consolidated Condensed               6
          Financial Statements (Unaudited)

          Item 2.  Management's Discussion and          7
                   Analysis of Financial Condition
                   and Results of Operations

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                   10

          Item 6.  Exhibits and Reports on Form 8-K    10

PART I:  FINANCIAL INFORMATION
GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE
SHEET (UNAUDITED)                            Dec.      June
                                              31,       30,
ASSETS                                       1993      1993
CURRENT ASSETS                               (In thousands)

 Cash and cash equivalents                   $30,588   $56,015
 Accounts receivable less allowances
  of $3,707 and $3,341                        56,176    61,852
 Inventories, at lower of cost or market:
  Finished and in-process products            46,038    40,938
  Materials, containers and supplies          13,969    12,437
                                              60,007    53,375
 Prepaid expenses and other current
  assets                                      16,705    16,532
     Total current assets                    163,476   187,774

PROPERTY, PLANT AND EQUIPMENT, at cost        97,731    84,950
Less allowance for depreciation               47,351    45,121
                                              50,380    39,829
OTHER ASSETS                                  10,880     6,266
     TOTAL ASSETS                           $224,736  $233,869

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                            $25,841   $34,582
 Accrued expenses                             41,085    42,303
 Income taxes                                  5,623    10,918
 Dividend payable                              1,172       961
 Current installments on long-term debt        1,209     1,080
     Total current liabilities                74,930    89,844

DEFERRED INCOME TAXES AND OTHER LIABILITIES   14,638    13,321

LONG-TERM DEBT                                 2,132     2,135

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share:
     Authorized 50,000,000 shares;
      issued 16,271,831                        1,627     1,627
Less treasury stock at cost
     (196,639 and 258,538 shares)             (1,561)   (2,052)
Paid-in-capital                              123,369   123,237
Equity adjustments                               (42)       (4)
Deferred compensation                         (2,454)   (2,614)
Retained earnings                             12,097     8,375
                                             133,036   128,569
     TOTAL LIABILITIES AND                  $224,736  $233,869
      STOCKHOLDERS' EQUITY

     GROW GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
     (In thousands except per share data)

                                    Six Months Ended        Three Months Ended
                                      December 31,             December 31,
                                     1993      1992          1993       1992

     Revenues from continuing
       operations                  $197,386  $179,196       $93,458   $82,383
     Costs and expenses:
       Cost of products sold        124,699   113,190        59,066    52,599
       Research and development       2,313     2,188         1,148     1,097
       Storage and delivery           7,837     6,228         3,960     2,863
       Selling and administrative    52,202    47,862        25,964    23,000
       Interest expense                 448     3,902           222     1,649
       Corporate interest income       (483)     (740)         (204)     (353)
       Unusual item                              (250)
     Total costs and expenses       187,016   172,380        90,156    80,855
     Income from continuing
       operations before income
       taxes                         10,370     6,816         3,302     1,528
     Income taxes                     4,355     2,726         1,386       611
     Income from continuing
       operations                     6,015     4,090         1,916       917
     Discontinued operations                     (269)                   (391)
     Income from operations
       before extraordinary item      6,015     3,821         1,916       526
     Extraordinary item (less
       applicable taxes)                        (446)                     (97)
     Net income                    $  6,015   $ 3,375       $ 1,916      $429

     Net income per common and
     common equivalent share:
       Income from continuing
         operations                   $.37      $.30           $.12      $.07
       Discontinued operations                  (.02)                    (.03)
       Extraordinary item (less
         applicable taxes)                      (.03)                    (.01)
     Net income                       $.37      $.25           $.12      $.03

     Average number of shares      16,085,000  13,529,000   1 6 , 0 9 1 , 0 0 0
     14,000,000

     Cash dividends per share
       (common)                       $.14      $.12           $.07      $.06

          GROW GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                       Six Months Ended
                                                           December 31,
                                                        1993        1992
                                                        (In thousands)

          Operating Activities

           Net income                                $6,015      $3,375
           Adjustments to reconcile net income
            to net cash provided (used)
            by operating activities:
             Depreciation, amortization and
              provision for doubtful accounts         4,575       5,049
             Changes in operating assets and
              liabilities-net                       (10,839)     (3,747)
          Other                                         184        (533)
               Net cash provided by
                operating activities                    (65)      4,144

          Investing Activities

           Purchase of property, plant and
            equipment                                (2,572)     (2,183)
           Disposals of plant and equipment              92       1,303
           Acquisition of Zynolyte                  (16,300)
               Net cash provided by
                investing activities                (18,780)       (880)

          Financing Activities

           Payments of debt - net                    (4,912)    (20,946)
           Proceeds from issuance of common stock       623      38,756
           Cash dividends                            (2,293)     (1,672)
               Net cash provided (used) by
                financing activities                 (6,582)     16,138
               (Decrease) increase in cash and
                cash equivalents                    (25,427)     19,402

          Cash and cash equivalents at beginning
           of period                                 56,015      32,128

          Cash and cash equivalents at end
           of period                                $30,588     $51,530

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


          a. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
          Accordingly,  they  do  not   include  all  the  information  and
          footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

          b. During the quarter ended September 30, 1993, the Company adopted the Provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". The effect was not material.

          c. Effective August 2, 1993, the Company purchased all of the outstanding capital stock of Zynolyte Products Company for $16,300,000 in cash. Zynolyte is a producer of aerosol and specialty brush-applied paint products. Its annual revenues were approximately $27 million for the year ended January 31, 1993.

          ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                 Three and Six Month Periods Ended December 31, 1993
                                     Compared to
                 Three and Six Month Periods Ended December 31, 1992

          Results of Operations

               Revenues: Consolidated revenues increased $18,190,000 (10.2%) for the six months and $11,075,000 (13.4%) for the quarter compared to the same periods of the prior year. The increases include the effect (5.5% and 6.8% respectively) of including the revenues of Zynolyte Products Company which was acquired effective August 2, 1993.

               Revenues of the Coatings and Chemicals segment increased 11.9% for the six months and 16.0% for the quarter compared to the same periods of the prior year. The inclusion of Zynolyte accounted for approximately 58% of the increase in the six months and approximately 54% of the increase in the quarter. Revenues from architectural paint operations, excluding Zynolyte, increased 6.6% in the six months and 5.2% in the quarter, principally due to higher unit volume. Marine and Maintenance revenues rebounded somewhat recording increases of 4.3% for the six months and 14.9% in the quarter on higher volume and slightly increased royalty income. The Automotive Division also recovered in the current quarter with slightly increased revenues (3.7%) in the current quarter partially offsetting a first quarter decline, resulting in a decrease of 4.7% for the six months.

               Consumer and Professional Products segment revenues increased 3.6% and 4.0% for the six months and the quarter, respectively. Increases were recorded primarily in the Consumer Division of this segment. The anticipated slowdown from the recent rapid growth of club store sales was evident during the current periods in which sales to club stores were approximately equal to the corresponding periods of the prior year. Declines in same store sales of certain customers along with customer inventory adjustments due to our "just in time" delivery service, were offset by sales to newly opened stores.

               Cost of Products Sold: Consolidated gross profit as a percentage of revenues remained the same at 36.8% for the six month periods and increased slightly from 36.2% to 36.8% in the quarter.

               Gross profit percentages in the Coatings and Chemicals segment increased by 1/10% in the six months and 8/10% in the quarter over the corresponding periods of the prior year. The inclusion of Zynolyte in the current periods had a minor negative impact because Zynolyte has lower gross margin percentages (which are partially offset by Zynolyte's lower selling, general and administrative costs) than the Company's other businesses in the Coatings and Chemicals segment which, generally, have multiple levels of distribution. The gross profit percentage increases in the Coatings and Chemicals segment for both the six months and the quarter were principally the result of higher sales in the architectural paint operations with gross profit percentage improvements recorded in the Maintenance and Marine Coatings Division. Gross profit percentage in the Automotive Division decreased slightly for the six months reflecting a recovery in the second quarter in line with the change in revenues. Slightly lower gross margin percentages were recorded in the Consumer and Professional Products segment principally due to product mix changes, higher raw material costs and new product introductions.

               Storage and Delivery: The increases of $1,609,000 in the six months and $1,097,000 in the quarter were principally related to the inclusion of Zynolyte in the current periods (more than 50% of the change), the higher volume of shipments in the Coatings and Chemicals segment and the higher volume and mix change in the Consumer and Professional Products Group.

               Selling, General and Administrative: While these expenses remained at the same levels as a percentage of sales, they increased by $4,340,000 and $2,964,000 in the six months and quarter, respectively. These increases were attributable to, among other factors, higher store expense for architectural paint operations (as Company store locations increased approximately 5% over the prior year), increased corporate expense and the inclusion of Zynolyte in the current periods.

               Interest  Expense:     The  reductions   of  $3,454,000  and
          $1,427,000 in the six months and quarter, respectively, were the result of the payment and conversion of long-term debt.

               Income Taxes: The change in the effective rate from 40% to 42% is principally the result of the change in the Federal tax rate enacted by Congress in August 1993 (retroactive to January 1, 1993).

               Environmental Matters:   The Company continues  to incur and
          accrue costs related to compliance with environmental laws. The provision for such costs amounted to $1,611,000 and $1,176,000 for the six months and quarter ended December 31, 1993, respectively. The Company periodically reviews its estimates of, and accrues appropriate amounts for, costs of compliance with environmental laws and the cleanup of various sites, including sites as to which governmental agencies have designated the Company (or have indicated a possibility of designating the Company) a potentially responsible party. (See the Company's Annual Report on Form 10-K for the year ended June 30, 1993). The provision for environmental costs is not necessarily indicative of future provision for such costs.

               Where a minimum cost or a reasonable estimate of the total costs of cleanup or compliance has been established, the applicable amount has been accrued. The related accrued liability totalled $10,490,000 as of December 31, 1993. An anticipated refund of remediation costs from a State agency of $1,590,000 ($1,900,000 as of June 30, 1993) is included in receivables as of December 31, 1993. In many instances, estimates cannot be made of the total costs of cleanup or compliance, the Company's share, if any, of such costs, nor the timing thereof; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which any costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

          LIQUIDITY:

               During the six months, the Company's net income, adjusted for depreciation, amortization and provision for doubtful accounts, contributed $10,590,000 to cash flow. Changes in operating assets and liabilities and other items used $10,655,000 in cash flow principally related to reductions in accounts payable and income taxes payable, increases in inventories and reductions in receivables. Payment of a loan against the cash surrender value of life insurance and cash dividends were the principal factors in the use of $6,582,000 for financing activities.

               The acquisition  of the  stock of Zynolyte  Products Company for  $16,300,000  in  cash  and  net  purchases  of fixed  assets
          resulted   in  a  use   of  cash  for   investing  activities  of
          $18,780,000.

               The Company has a credit facility expiring in March 1996 with three banks to borrow, at prime (or, at the Company's option, LIBOR plus 2%) up to $40 million less the amount of outstanding letters of credit ($13,693,000 at December 31, 1993).

                                       PART II
                                  OTHER INFORMATION


          Item 1.   Legal Proceedings.

               The Company was notified in January 1994 that it is considered a potentially responsible party at a former drum recycling facility in Michigan as a result of the use of this facility by a former subsidiary of the Company. The Company and other potentially responsible parties are attempting to form a group to respond to the Michigan Department of Natural Resources demand for payment of past and future costs, and its request that responsible parties take necessary and appropriate response actions to address environmental contamination at the site.

          Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    11.  Computation of Earnings Per Share.

               (b)  Reports on Form 8-K.

                During the quarter ended December 31, 1993, the
          Company filed a  Current Report  on Form 8-K  dated November  15,
          1993, reporting under Item 5, "Other Information".   No financial
          statements were filed with that Report.

                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GROW GROUP, INC.



          Date:  February 7, 1993       By:  /s/ R. Banks
                                             Russell Banks, President
                                             (Chief Executive Officer)



                                        By:  /s/ Frank V. Esser
                                             Frank V. Esser, Treasurer
                                             (Chief Financial and Chief
                                              Accounting Officer)

                                    EXHIBIT INDEX

          EXHIBIT NO.                  DESCRIPTION               PAGE NO.

             11                    Computation of Earnings          13
                                   Per Share