Form 10-Q
period 1994-03-31
GROW GROUP INC
filed 1994-05-16
CIK 44171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1994

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

Registrant's telephone no., including area code: (212) 599-4400

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

                         Yes   X   No

     The number of shares of Common Stock, $.10 par value per share, outstanding as of May 6, 1994 was 16,103,338.

                                   Page 1 of 14 pages
               The Exhibit Index is on page 13

                                GROW GROUP, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                   PAGE NUMBER

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheet          3
          (Unaudited) - March 31, 1994 and
          June 30, 1993

          Consolidated Condensed Statement of           4
          Operations (Unaudited) - Nine Month
          and Three Month Periods Ended
          March 31, 1994 and March 31, 1993

          Consolidated Condensed Statement of           5
          Cash Flows (Unaudited) - Nine Months
          Ended March 31, 1994 and
          March 31, 1993

          Notes to Consolidated Condensed               6
          Financial Statements (Unaudited)

          Item 2.  Management's Discussion and          7
                   Analysis of Financial Condition
                   and Results of Operations

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                   11

          Item 6.  Exhibits and Reports on Form 8-K    11

PART I:  FINANCIAL INFORMATION
GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE
SHEET (UNAUDITED)                            March     June
                                              31,       30,
ASSETS                                       1994      1993
CURRENT ASSETS                               (In thousands)

 Cash and cash equivalents                   $38,557   $56,015
 Accounts receivable less allowances
  of $3,998 and $3,341                        57,048    61,852
 Inventories, at lower of cost or market:
  Finished and in-process products            49,200    40,938
  Materials, containers and supplies          13,481    12,437
                                              62,681    53,375
 Prepaid expenses and other current
  assets                                      16,572    16,532
     Total current assets                    174,858   187,774

PROPERTY, PLANT AND EQUIPMENT, at cost        99,093    84,950
Less allowance for depreciation               48,614    45,121
                                              50,479    39,829
OTHER ASSETS                                  11,114     6,266
     TOTAL ASSETS                           $236,451  $233,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $35,749   $34,582
 Accrued expenses                             42,813    42,303
 Income taxes                                  6,315    10,918
 Dividend payable                              1,172       961
 Current installments on long-term debt          669     1,080
     Total current liabilities                86,718    89,844

DEFERRED INCOME TAXES AND OTHER LIABILITIES   14,408    13,321

LONG-TERM DEBT                                 2,131     2,135

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share:
     Authorized 50,000,000 shares;
      issued 16,271,831 shares                 1,627     1,627
Less treasury stock at cost
     (168,493 and 258,538 shares)             (1,345)   (2,052)
Paid-in-capital                              123,428   123,237
Equity adjustments                               (71)       (4)
Deferred compensation                         (2,693)   (2,614)
Retained earnings                             12,248     8,375
                                             133,194   128,569
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $236,451  $233,869

     GROW GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
     (In thousands except per share data)

                                    Nine Months Ended       Three Months Ended
                                         March 31,                March 31,
                                     1994      1993          1994       1993

     Revenues from continuing
       operations                  $288,566  $261,983       $91,180   $82,787
     Costs and expenses:
       Cost of products sold        184,135   165,780        59,436    52,590
       Research and development       3,539     3,242         1,226     1,054
       Storage and delivery          11,856     9,185         4,019     2,957
       Selling and administrative    76,490    71,548        24,288    23,689
       Interest expense                 683     4,947           235     1,045
       Corporate interest income       (710)     (978)         (227)     (238)
       Unusual item                            (1,000)                   (750)
     Total costs and expenses       275,993   252,724        88,97     80,347
     Income from continuing
       operations before income
       taxes                         12,573     9,259         2,203     2,440
     Income taxes                     5,281     3,704           925       976
     Income from continuing
       operations                     7,292     5,555         1,278     1,464
     Discontinued operations                       77                     346
     Income from operations
       before extraordinary item      7,292     5,632         1,278     1,810
     Extraordinary item (less
       applicable taxes)                         (446)
     Net income                    $  7,292   $ 5,186       $ 1,278    $1,810

     Net income per common and
     common equivalent share:
       Income from continuing
         operations                   $.45      $.40           $.08      $.11
       Discontinued operations                   .01                      .02
       Extraordinary item (less
         applicable taxes)                      (.03)
     Net income                       $.45      $.38           $.08      $.13

     Average number of shares        16,100    13,688        16,155    14,012

     Cash dividends per share
       (common)                       $.21      $.18           $.07      $.06

          GROW GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                       Nine Months Ended
                                                            March 31,
                                                       1994        1993
                                                         (In thousands)
          Operating Activities
          Net income                                   $7,292    $5,186
           Adjustments to reconcile net income (loss)
            to net cash provided (used)
            by operating activities:
             Depreciation, amortization and
              provision for doubtful accounts           7,048     8,168
              Changes in operating assets and
              liabilities-net                          (2,361)   (2,458)
          Other                                          (557)      467
               Net cash provided (used) by
                operating activities                   11,422    11,363

          Investing Activities
           Purchase of property, plant and
            equipment                                  (3,929)   (2,536)
           Disposals of plant and equipment                82     1,327
           Acquisitions of Zynolyte and
            Havco Paint                               (17,389)

               Net cash provided (used) by
                investing activities                  (21,236)   (1,209)

          Financing Activities
           Proceeds from borrowing/payments
            of debt - net                              (5,123)  (43,570)
           Proceeds from issuance of
            Common Stock                                   89    38,816
           Cash dividends                              (3,419)   (2,509)
               Net cash provided (used) by
                financing activities                   (7,644)   (7,263)
               (Decrease) increase in cash
                and cash equivalents                  (17,458)    2,891

          Cash and cash equivalents at
           beginning of period                         56,015    32,128
          Cash and cash equivalents at
           end of period                              $38,557   $35,019

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


          a. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

          b. During the quarter ended September 30, 1993, the Company adopted the Provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". The effect was not material.

          c. Effective August 2, 1993, the Company purchased all of the outstanding capital stock of Zynolyte Products Company for $16,300,000 in cash. Zynolyte is a producer of aerosol and specialty brush-applied paint products. Its annual revenues were approximately $27 million for the year ended January 31, 1993. Also, effective March 31, 1994, the Company purchased certain assets, and assumed certain liabilities of Havco Paint Company, a chain of four paint stores in the Tampa, Florida area.

          d. As at March 31, 1994, the accrued liability for environmental cleanup and/or remediation amounted to $10,877,000 which is included in current liabilities in the accompanying balance sheet.

          e. Subsequent event: On May 7, 1994, the Company executed an agreement to purchase certain assets and assume certain liabilities of Sinclair Paint, a Division of Insilco Corporation, for a purchase price of $51,000,000 plus other consideration (subject to adjustment at the closing). Sinclair is a manufacturer and marketer of architectural paints which generated approximately $98,000,000 of revenues in calendar 1993.

          f. In conjunction with the agreement referred to in Note e above, the Company is negotiating an increase from $40 million to $60 million in its revolving credit line.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Three and Nine Month Periods Ended March 31, 1994
                                     Compared to
                  Three and Nine Month Periods Ended March 31, 1993

          Results of Operations

               Revenues: Consolidated revenues increased $26,583,000 (10.1%) for the nine months and $8,393,000 (10.1%) for the quarter compared to the same periods of the prior year. The increases include the effect (6.0 and 7.0 percentage points, respectively) of including the revenues of Zynolyte Products Company which was acquired effective August 2, 1993.

               Before giving effect to the inclusion of Zynolyte in the current periods and the effect of initial royalties related to licensing certain resin technology to a major international chemical company recorded in the third quarter of the prior year, Coatings and Chemicals segment revenues increased 4.7% for the nine months and 4.3% in the quarter.

               Revenues from Architectural Paint operations, excluding Zynolyte, increased 6.9% in the nine months and 7.4% in the quarter, principally due to higher unit volume, despite the negative impact of the harsh weather conditions in January and February which resulted in the closing of a major plant and the Company's administrative center in Kentucky for a week.

               Marine and Maintenance revenues showed an increase of 2.0% for the nine months (unit volume increase of 6.9% with price and mix decrease of 4.9%) and a decrease of 3.4% for the quarter (unit volume increase of 5.5% with price and mix decrease of 8.9%). Revenues from licensing technology to others increased 27.5% in the nine months and 52.4% in the quarter, however, license royalties are a small part of the overall total amounting to 2.0% of year-to-date revenues and 3% of revenues in the quarter. Percentage increases of license royalties between periods are impacted by the timing of initial royalties. Marine and Maintenance revenues continued to feel the effects of stiff competition in a down market in several significant oil and chemical domestic and international business lines.

               The Automotive Division benefited by the increased production of domestic cars with an increase in revenue due principally to increased unit volume of 2.7% in the quarter. Revenues for the nine months decreased 2.2% due primarily to lower unit volume in the first six months of the year.

               Consumer and Professional Products segment revenues increased 4.3% and 5.8% primarily due to changes in product mix on substantially the same unit volume for the nine months and the quarter, respectively. The increases were recorded primarily in the Consumer Division of this segment. The anticipated slowdown from the recent rapid growth of club store sales was evident during the current periods in which sales to club stores were approximately equal to the corresponding periods of the prior year. Declines in same store sales of certain customers along with customer inventory adjustments due to our "just in time" delivery service, were offset by sales to newly opened stores.

               Cost of Products Sold: Consolidated gross profit as a percentage of revenues decreased from 36.7% to 36.2% for the nine months and from 36.5% to 34.8% in the quarter. The inclusion of initial royalties related to licensing certain resin technology to a major international chemical company in the prior year had the effect of increasing the change in gross profit percentage by .3 of one percentage point in the nine months and .9 of one percentage point in the quarter.

               Within the Coatings and Chemicals Group, Architectural Paint operations (excluding the effect of Zynolyte) gross profit percentages remained the same for the nine months and decreased by 2.1 percentage points in the quarter, reflecting the harsh weather in January and February. In the Marine and Maintenance operations, gross profit percentages were about the same in the nine months, as royalty income from non-resin technology (which provided a .3 of one percentage point improvement in the gross profit percentage) was offset by a reduction of gross profit caused by competition. Gross profit for these operations in the quarter were improved by .7 of one percentage point due to higher royalty income which partially offset the effect of competition resulting in an overall decrease of .4 of one percentage point. Gross profit percentages in the Automotive Division decreased .5 of one percentage point in the nine months and increased by 2.7 percentage points in the quarter reflecting the higher volume and better price/mix in the domestic automotive market. The Consumer and Professional Products segment gross margin percentage was decreased by .5 of one percentage point in the nine months and increased by .4 of one percentage point in the quarter. The changes in gross profit in both periods were primarily related to higher material costs and changes in product mix.

               Storage and Delivery: The increases of $2,671,000 in the nine months and $1,062,000 in the quarter were principally related to the inclusion of Zynolyte in the current periods (more than 50% of the change), the higher volume of shipments in the remainder of the Coatings and Chemicals segment and the higher volume and mix change in the Consumer and Professional Products Group.

               Selling, General and Administrative: These expenses increased by $4,942,000 and $599,000 in the nine months and quarter, respectively. These increases were attributable to, among other factors, the inclusion of Zynolyte in the current periods, higher store expense for architectural paint operations (as Company store locations increased over the prior year), product introduction costs and increased corporate expense.

               Interest Expense: The reductions of $4,264,000 and $810,000 in the nine months and quarter, respectively, were the result of the payment and conversion of long-term debt.

               Income Taxes: The change in the effective rate from 40% to 42% is principally the result of the change in the Federal tax rate enacted by Congress in August 1993 (retroactive to January 1, 1993).

               Net Income: In addition to the factors enumerated above, the change in net income for the nine months (which increased by $2,106,000) was impacted by an unusual gain in 1993 related to insurance of $600,000 (after tax), discontinued operations in 1993 of $77,000 (after tax) and a 1993 extraordinary charge related to redemption of debt of $446,000. The change in net income for the quarter (decrease of $532,000) was affected by the unusual insurance gain in 1993 of $450,000 (after tax) and profit from discontinued operations of $346,000 in 1993.

               Environmental Matters: The Company continues to incur and accrue costs related to compliance with environmental laws. The provision for such costs amounted to $2,213,000 and $602,000 for the nine months and quarter ended March 31, 1994, respectively. The Company periodically reviews its estimates of, and accrues appropriate amounts for, costs of compliance with environmental laws and the cleanup of various sites, including sites as to which governmental agencies have designated the Company (or have indicated a possibility of designating the Company) a potentially responsible party. (See the Company's Annual Report on Form 10-K for the year ended June 30, 1993). The provision for environmental costs is not necessarily indicative of future provisions for such costs.

               Where a minimum cost or a reasonable estimate of the total costs of cleanup or compliance has been established, the applicable amount has been accrued. The related accrued liability totalled $10,877,000 as of March 31, 1994. An anticipated refund of remediation costs from a State agency of $600,000 ($1,900,000 as of June 30, 1993) is included in receivables as of March 31, 1994. In many instances, estimates cannot be made of the total costs of cleanup or compliance, the Company's share, if any, of such costs, nor the timing thereof; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which any costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

          LIQUIDITY:

               During the nine months, the Company's net income, before depreciation, amortization and provision for doubtful accounts, contributed $14,340,000 to cash flow. Changes in operating assets and liabilities and other items used $2,918,000 in cash flow principally related to reductions in accounts receivable and income taxes payable and increases in inventories. Payment of a loan against the cash surrender value of life insurance and cash dividends were the principal factors in the use of $7,644,000 for financing activities.

               The acquisition of the stock of Zynolyte Products Company and the purchase of certain assets of Havco Paint Company for an aggregate of $17,389,000 in cash and net purchases of fixed assets resulted in a use of cash for investing activities of $21,236,000.

               The Company has a credit facility expiring in March 1996 with three banks entitling it to borrow, at prime (or, at the Company's option, LIBOR plus 2%) up to $40 million less the amount of outstanding letters of credit ($13,693,000 at March 31, 1994). The Company's future short-term and long-term liquidity requirements are expected to be satisfied from cash flows from operations, borrowing from banks or other lenders and/or equity sources.

               Subsequent to the end of the quarter, on May 7, 1994, the Company entered into an agreement to purchase certain assets and assume certain liabilities of Sinclair Paint, a Division of Insilco Corporation, for a purchase price of $51,000,000 plus other consideration (subject to adjustment at the closing).

          Sinclair generated approximately $98,000,000 of revenues in calendar 1993. In conjunction with the agreement referred to above, the Company is negotiating an increase from $40 million to $60 million in its revolving credit line.

                                       PART II
                                  OTHER INFORMATION

          Item 1.   Legal Proceedings.

               In April, 1994, the Company received a complaint naming it and numerous other parties as defendants in litigation pending in the United States District Court for the District of New Jersey, Camden Vicinage. The complaint alleges that the Company and other defendants are liable for environmental cleanup at a site in the State of New Jersey by virtue of the transport to, treatment or disposal of wastes at this site.

          Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    11.  Computation of Earnings Per Share.

               (b)  Reports on Form 8-K.

               There were no Reports on Form 8-K filed by the Company during the quarter ended March 31, 1994.

                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GROW GROUP, INC.



          Date:  May 13, 1994           By:  /s/ R. Banks
                                             Russell Banks, President
                                             (Chief Executive Officer)



                                        By:  /s/ Frank V. Esser
                                             Frank V. Esser, Treasurer
                                             (Chief Financial and Chief
                                              Accounting Officer)

                                    EXHIBIT INDEX

          EXHIBIT NO.                  DESCRIPTION        PAGE NO.

             11                    Computation of Earnings   14
                                   Per Share