Form 10-K
period 1994-06-30
GROW GROUP INC
filed 1994-09-28
CIK 44171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - - --- EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - - - - - - --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission File Number 1-4596

                         GROW GROUP, INC.
- - - - - - - ------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           New York                                11-1665588
- - - - - - - -------------------------------            ------------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                Identification No.)

      200 Park Avenue, New York, NY                      10166
- - - - - - - --------------------------------------------          ------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 599-4400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
         Title of each class                on which registered
         -------------------               ---------------------

Common Stock, $.10 par value,              New York Stock Exchange
and related Common Stock
Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X              No
                           ---                ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

         The aggregate market value of the Common Stock of the Company outstanding as of July 29, 1994 held by non-affiliates of the Company was approximately $181,400,000 calculated on the basis of the closing price of the Common Stock on the New York Stock Exchange Composite Transactions Tape on that date, as reported in The Wall Street Journal. For purposes of this calculation, the Company has excluded the market value of the shares of its Common Stock beneficially owned by Corimon C.A. S.A.C.A. and the directors and executive officers of the Company as a group. Such exclusion is not an admission that such persons are "affiliates" of the Company. The aggregate market value of these excluded shares as of July 29, 1994 was approximately $74,300,000.

         The number of shares of Common Stock of the Company outstanding as of July 29, 1994 was 16,105,838.

             DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following document are incorporated by reference into the parts of this report indicated below:

         Proxy Statement for the Company's          Part III
         1994 Annual Meeting of Shareholders

Item 1           Business
- - - - - - - ------           --------

GENERAL

                 The Company was organized under the laws of the State of New York in 1950. The Company's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 599-4400. The term "Company", as used herein, refers to Grow Group, Inc. and its subsidiaries and divisions, unless the context otherwise requires.

                 The Company is one of the leading producers of coatings and paints and is also a producer of household products. The Company believes that it is one of the ten largest manufacturers of architectural and special purpose paints and coatings and one of the two largest manufacturers of marine coatings in the United States.

                 The Company operates through two groups: the Coatings and Chemicals Group and the Consumer and Professional Products Group. The Coatings and Chemicals Group produces and markets a complete line of architectural coatings, a broad line of special purpose coatings designed for industrial maintenance and maritime uses and a diverse line of specialty chemical products for the automotive industry. The Consumer and Professional Products Group, whose restructuring began during the fiscal year ended June 30, 1992 and was completed during fiscal 1993, produces and markets a line of laundry, maintenance and cleaning products for household, professional and industrial use.

DEVELOPMENTS DURING AND SUBSEQUENT TO THE FISCAL YEAR

                 Business
                 --------

                 On August 3, 1993, the Company purchased all of the issued and outstanding capital stock of Zynolyte Products Company, a California corporation ("Zynolyte"), for approximately $16,300,000 in cash. Zynolyte was affiliated with Standard Brands Paint Company which emerged from a Chapter 11 proceeding on June 14, 1993. Zynolyte is a leading producer of aerosol paint products and a distributor of brush-applied products. Zynolyte's line of products is sold under recognized company-owned brand names and private labels domestically and internationally through mass merchandisers, hardware distributors and exporters.

                 As of August 1, 1994, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Sinclair Paint Company ("Sinclair"), a division of Insilco Corporation, for approximately $51,000,000 in cash, subject to post-closing adjustments. The purchase price was paid in full at the closing and was funded through a combination of cash and borrowings under an increased credit facility provided by the Company's banks. In addition, the Company's subsidiary assumed certain obligations of Sinclair. Sinclair is engaged in the manufacture and sale, through 49 company-operated stores in California, Nevada, Arizona and Hawaii, of architectural paints. Sinclair generated over $95,000,000 in revenues in calendar 1993.

                 Financial
                 ---------

                 On August 7, 1992, the Company sold 2,312,000 newly issued shares of the Company's Common Stock at a price of $16.75 per share, or an aggregate of $38,726,000, to Corimon Corporation, a subsidiary of Corimon C.A. S.A.C.A., an industrial company in Venezuela (collectively, "Corimon"). The shares represented approximately 16.6% of the Company's then outstanding Common Stock. Under the agreements pursuant to which Corimon purchased the shares, three designees of Corimon have been elected to the Company's Board of Directors. As of August 31, 1994, Corimon owned 4,025,341 shares, constituting approximately 25% of the Company's Common Stock. Corimon has agreed to certain "standstill" provisions which will continue in effect until, in general, October 1995. During the standstill period, Corimon will be permitted to increase its ownership position to a maximum of 28% of the Company's Common Stock.

CERTAIN FINANCIAL INFORMATION

                 Certain financial information concerning the Company's industry segments is contained in Note J of "Notes to Consolidated Financial Statements" in Item 8 of this Report. For each of the Company's last three fiscal years, foreign operations and export sales have not been significant.

COATINGS AND CHEMICALS GROUP

                 Architectural Coatings
                 ----------------------

                 The Company produces and markets a full line of protective and decorative water and solvent thinnable trade or general purpose paints and coatings (enamels, varnishes and stains) for use by painting contractors, industrial and commercial users and the general public for the interior and exterior of homes, buildings and other structures. Architectural coatings are formulated for brush, roller and spray application. The Company also produces a specialty line of architectural coatings in aerosol dispensers. In addition, the Company is engaged in the production and marketing of interior and exterior waterproofing coatings. The Company also sells a variety of brushes, rollers, wallpaper and other decorating and painting equipment items purchased from others.

                 The Company's architectural coatings primarily are marketed domestically through in excess of 1,000 independent retail dealers and 158 Company-operated outlets (including the 49 company-operated stores of Sinclair Paint Company, substantially all of the assets of which were acquired by a wholly-owned subsidiary of the Company as of August 1, 1994). See "Developments During and Subsequent to the Fiscal Year", above. The Company's trade paint customers are primarily dealers and painting contractors, with additional sales to retail consumers and industrial, institutional, commercial maintenance and private label accounts. The Company's architectural coatings are sold in most of the United States under such trademarks as AMERITONER, DEVOER, ZYNOLYTER, KLENK'SR and, since August 1, 1994, SINCLAIRR.

                 Architectural coatings and sundries contributed 56%, 52% and 42% of the Company's consolidated revenues during fiscal 1994, 1993 and 1992, respectively.

                 Maintenance and Marine Coatings
                 -------------------------------

                 The Company produces and sells heavy duty, high performance coatings for industrial maintenance and marine applications, domestically and internationally.

                 In industrial maintenance applications, these coatings are used for rust prevention, corrosion resistance and protective finishes on, among other things, industrial plants, mining equipment, water and sewage treatment facilities, pipelines, pulp and paper mills, bridges and storage tanks. Industrial maintenance coatings are sold by the Company's salaried and commissioned sales representatives and through independent distributors.

                 In marine markets, these coatings are used for ship exteriors and interiors, drilling rigs and other heavy marine purposes, including antifouling coatings for ship bottoms. Marine coatings products are sold to shipowners, ship operators, shipyards and government agencies by the Company's salaried and commissioned sales representatives and through independent distributors.

                 Maintenance and marine coatings contributed 18%, 19% and 20% of the Company's consolidated revenues during fiscal 1994, 1993 and 1992, respectively.

                 Automotive Products
                 -------------------

                 The Company's automotive products include solvents, thinners, paint strippers, coatings, adhesives and sealants used primarily by automotive manufacturers, their suppliers of component parts, the automotive after-market and, to a lesser extent, non-automotive customers. These products are marketed primarily by the Company's salaried sales representatives.

                 The Company blends some virgin solvents and solvents from recycled materials for sale to automotive and other manufacturers for purging and cleaning specialized paint application equipment. The Company also blends solvents and produces thinning agents for the automotive industry, primarily for use in applying coatings to automobile and truck bodies and parts.

                 In order to comply with environmental regulations, the automotive industry has continued to move towards high solids coatings which require smaller volumes of thinners. Such regulations have resulted in a decrease in the market for thinning agents. However, many coatings now in use require significant volumes of solvents for cleaning specialized paint application equipment. Water-based topcoats that do not require thinners and also require less purge solvents are now being used at four automotive assembly plants which utilize the Company's products.

                 The Company also produces a broad line of adhesives, sound deadeners, and plastisol sealants which were developed by the Company to meet specific needs of its automotive and industrial customers. The adhesives are used by automotive manufacturers and their suppliers of component parts for bonding fiber flock as well as cloth and vinyl fabric to hardboard or plastic substrates to produce composites, such as automotive door panels, headliners and trim components. The sound deadeners provide corrosion and abrasion resistance and vibration dampening to automotive underbody structures. The sealants are used to protect vehicles against corrosion and road abrasion, to prevent air and water from entering automobiles, and to effect a cosmetically acceptable appearance for sheet metal joints.

CONSUMER AND PROFESSIONAL PRODUCTS GROUP

                 The Company's Consumer and Professional Products Group manufactures and sells a line of household cleaning and laundry products, professional maintenance products and aerosol products.

                 Household Cleaning and Professional Products:  The
Consumer and Professional Products Group produces and sells household and professional cleaning and laundry products, including soaps, detergents, floor finishes, furniture polishes, waxes, aerosol fresheners, spray disinfectants and other chemicals and products for cleaning, waxing, buffing, stripping and maintaining clothing, walls, windows, floors and furniture. The Company recently introduced Foam & FreshTM, a kitchen sink garbage disposal deodorizer/cleaner. These products are sold by a direct sales force and through food brokers and distributors under various Company trade names and under private labels to warehouse and club stores, hardware and drug stores, supermarkets, mass merchandisers, specialty home care centers and convenience stores.

                 Aerosol Products: In addition, the Company produces and sells a wide line of paint products and adhesives and specialty products in aerosol spray dispensers, which are sold under the Company's own trade names and under private labels by the Company's direct sales force and commissioned sales representatives to mass merchandisers, paint dealers, automotive aftermarket outlets and specialty shops.

                 Restructuring Program
                 ---------------------

                 From April 1991 through May 1993, the Company was engaged in a restructuring of its Consumer and Professional Products Group to eliminate unprofitable West Coast operations and concentrate resources on its profitable professional maintenance and consumer products. The major components of the Restructuring Program were in place by the end of the 1992 fiscal year and have positively impacted the operations of the Consumer and Professional Products Group.

                 Under the Restructuring Program:

                 Detergent Production: The Company expanded and upgraded the powder detergent production capability in its Ft. Worth, Texas facility. This expansion provides capacity to allow the Company to grow with this portion of its business and to absorb the production of its former facilities on the West Coast which were closed as part of the Restructuring Program. In addition, the expanded capacity in Ft. Worth provides a more centrally located distribution point for this product line.

                 Restructured Consumer and Professional Products Group: The restructured Consumer and Professional Products Group continues to serve its remaining business elements from its Company-owned plants in Ft. Worth, Texas and Havre de Grace, Maryland and its leased plant in Los Angeles, California. It provides a wide variety of household cleaning and laundry products, professional janitorial products and aerosol products to customers.

                 Asset Sales: In late fiscal 1991, the Company sold the plastic injection molding production equipment located in its Commerce, CA manufacturing facility. In connection with this sale, the Company entered into a contract to purchase certain minimum requirements for certain types of pails over a five year period at competitive prices. The Company ceased all manufacturing at the Commerce facility on September 1, 1991.

                 On September 20, 1991, in connection with the sale of certain assets at its Phoenix, Arizona facility, the Company ceased all operations at that facility.

                 On January 29, 1992, the Company sold certain assets used in connection with the manufacture, marketing and sale of consumer bleach, ammonia, fabric rinse and bulk bleach at the Company's Ft. Worth, Texas facility.

                 From February 1992 through May 1992, the Company sold certain assets and ceased all operations at its facilities in Auburn, Washington, Santa Fe Springs, California and Montebello, California.

                 On May 3, 1993, the Company sold substantially all of the assets of its Aqua Chem Division.

COMPETITIVE CONDITIONS

                 Each of the fields in which the Company operates is highly competitive and the Company expects to continue to encounter strong competition in every phase of its business. The Company is one of the principal suppliers in the United States of solvents and thinners for the automotive original equipment market and of maintenance and marine coatings products. In all other product areas of its business, except for architectural coatings, the Company is not, in terms of sales, a major factor. In each of the fields in which the Company operates, it faces significant competition from other companies, some of which have greater assets and technical and financial resources than the Company.

                 The architectural coatings market is extremely competitive, not only among manufacturers and distributors, but also with respect to unpainted structural and decorative materials, such as aluminum siding, brick, stone, plastic, glass, ceiling tile, prefinished wood and wall coverings. In addition to large manufacturers who offer a complete product line, there are hundreds of regional and local manufacturers and distributors which compete with the Company's architectural coatings in specific geographic areas. Competition in the architectural coatings market in which the Company operates is based, to a large extent, on quality and service at a competitive price and, to a lesser extent, on the promotion of recognizable trade names. In general, the Company competes in the automotive, marine and maintenance products areas through service, quality, product offering and product performance, and, to a lesser extent, by price.

                 Competition in the markets for the Company's household cleaning and laundry products, professional maintenance products and aerosol products is based principally on price, quality of products, breadth of product line and customer service. In addition, these products compete with those of companies marketing nationally advertised brands.

SEASONALITY

                 The Company's sales of architectural coatings are seasonal in nature, peaking in the early summer months, and are affected by the general level of economic activity, including activity in the construction industry, and the general level of redecoration and renovation by companies and homeowners. The Company's sales of products to the automotive industry are directly tied to the production level of automobiles. At times, particularly during the late summer and year-end holidays, automotive manufacturers have reduced or temporarily ceased production for vacations and model changeovers. Such cessations have, in turn, caused reduced sales of the Company's automotive products during such periods. Although sales of marine and maintenance coatings are generally higher during periods of more optimum weather conditions, because of the global nature of the sales of these products, and the Company's technological leadership in coatings that cure at low temperatures, the impact of seasonality on this product line is not believed to be material.

WORKING CAPITAL PRACTICES

                 In accordance with trade practices in the various businesses in which it operates, the Company maintains higher levels of inventories, particularly with respect to architectural coatings, at certain times of the year and allows extended payment terms for receivables. These needs have not had a material effect on the Company's operations or financial position.

CUSTOMERS

                 While no customer accounted for more than 10% of the Company's consolidated gross revenues for the fiscal year ended June 30, 1994, certain major customers of both of the Company's industry segments account for a significant amount of sales.

RAW MATERIALS

                 Most of the raw materials used by the Company are readily available in the open market. A substantial portion of the raw materials used for the production of the Company's products is based on petrochemicals, and there have been occasional shortages of petrochemicals which have resulted in increased prices. The Company has generally been able to procure such raw materials in quantities sufficient for its operations. Any significant shortages of petroleum in the future could affect the availability and price of petrochemical based raw materials and thus adversely affect the Company's operations.

                 The Company is dependent upon several suppliers for certain of the raw materials used in the production of most paints, including titanium dioxide and other pigments, resins, solvents and packaging materials. The Company has entered into supply agreements with a number of suppliers of these raw materials. Suppliers of certain of these raw materials, including suppliers to the Company, have in the past been subject to an allocation of product. Allocations have resulted in occasional and temporary shortages and increased prices of such raw materials which have affected the Company's gross profit margins. Such raw materials are currently in adequate supply, with no allocation system in effect. If the Company were unable to procure one or more of such raw materials from such suppliers, the Company's paint manufacturing operations might be adversely affected if alternate sources of such raw materials were not found.

                 Most of the raw materials used by the Company's Consumer and Professional Products Group are readily available in the open market.

PATENTS, LICENSES AND TRADEMARKS

                 The Company owns a number of patents and patent applications but does not consider any to be material to its present business. In many areas of its business, the Company relies upon formulas developed by it and its experience in meeting customer requirements to retain its market position.

                 The Company is a party to several license agreements under which it has the right to use certain chemical formulations. The Company has granted licenses to use its formulas, know-how and technology in the manufacture of certain coatings and trade paints, in certain instances on an exclusive basis and in other instances on a non-exclusive basis, to certain foreign and domestic manufacturers under various license arrangements.

                 During the 1993 fiscal year, the Company entered into a license agreement with a major international chemical company granting such company exclusive worldwide rights, subject to certain rights retained by the Company and its affiliates, to make, use and sell certain resins and waterborne coatings. The Company also entered into license agreements with Corimon granting it rights to use the Company's architectural coatings technology and marine and industrial maintenance coatings technology.

                 During the 1994 fiscal year, the Company executed a letter of intent with a wholly-owned subsidiary of Corimon for the distribution of the Company's industrial maintenance and marine products in most of South America, with an option to purchase the right to sublicense certain Corimon subsidiaries to make, use and sell such products.

                 The Company owns a number of registered trademarks, principally AMERITONE(R), DEVOE(R), ZYNOLYTE(R) and KLENK'S(R) and has a perpetual royalty-free license to use the trademark HARRISR in the United States. Those trademarks are considered to be of value principally in identifying the Company and its products. In August 1994, one of the Company's wholly-owned subsidiaries purchased substantially all of the assets of Sinclair Paint Company, including the SINCLAIRR trademark. See "Developments During and Subsequent to the Fiscal Year", above.

                 Revenues for the 1994 fiscal year include royalty income of $2,912,000 compared to $3,309,000 for the 1993 fiscal year.

RESEARCH, PRODUCT DEVELOPMENT AND QUALITY CONTROL

                 The Company maintains laboratory facilities for quality control and special formulation of products required to meet its customers' needs, as well as for product improvement and new product and process development in related fields. During its fiscal years ended June 30, 1994, 1993 and 1992, the Company spent approximately $4,760,000, $4,393,000 and $4,301,000, respectively, for product improvement and product development activities.

ENVIRONMENTAL MATTERS

                 The Company is endeavoring to comply with the Federal, state and local environmental laws, rules and regulations which affect various aspects of its businesses. Compliance may include making capital expenditures at Company facilities and/or paying its proportionate share of costs associated with site cleanups where the Company has been identified as a potentially responsible party. Typically, the Company is identified as one of many companies that sent materials to these sites for treatment, disposal or recycling.

                 While the Company believes that the level of its responsibility at many of these sites is "de minimis", the Company cannot estimate the total costs for cleanup at a number of the sites or its share of such costs where it is found to be a responsible party. Where a minimum cost or a reasonable estimate of the total costs of cleanup or compliance has been established, the applicable amount has been accrued. Based upon management's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which many costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

                 In instances where governmental agencies have alleged that a Company practice violates environmental regulations, the Company has met, or will meet, with the agency to discuss mutually acceptable methods of modifying or limiting the alleged offending practice. In the past, the Company has been able to reach agreement with the relevant agencies on steps to be taken for compliance with the applicable regulations in a manner which has not materially adversely affected the Company's consolidated financial position or required a material capital outlay.

                 Compliance with current laws concerning environmental protection is not expected to have a material adverse effect on the Company's consolidated financial position. However, in view of the frequent changes in environmental laws, rules and regulations, the Company cannot predict the effect, if any, on its earnings, financial position and capital expenditures of compliance with environmental laws in the future.

                 See "Legal Proceedings" in Item 3 of this Report, "Management's Discussion and Analysis" in Item 7 of this Report and Note I of "Notes to Consolidated Financial Statements" in Item 8 of this Report.

EMPLOYEES

                 As of August 1, 1994, the Company employed approximately 2,800 persons, including those who joined the Company with the acquisition of Sinclair. The Company considers its relationship with its employees to be satisfactory. The Company has not had any significant work stoppage during the last five years.

Item 2           Properties
- - - - - - - ------           ----------

                 As of June 30, 1994, the Company owned or leased a total of 16 manufacturing facilities, many of which include warehouse, sales and administrative facilities. Fourteen of such facilities, encompassing approximately 825,000 square feet, are owned by the Company. Four of these Company-owned facilities are located in California, two owned facilities are located in each of Michigan and Texas, and one owned facility is located in each of Florida, Louisiana, Maryland, New Jersey, Oregon and The Netherlands. One of the owned facilities, located in Maryland, is subject to a mortgage on the property. The two remaining manufacturing facilities, encompassing approximately 120,000 square feet, are subject to leases with expiration dates in September 1996 and December 1996, respectively. One of these leased facilities is located in California and one is located in Kentucky. Neither leased facility is believed material.

                 In addition, as of June 30, 1994, the Company had offices and operated warehouses (encompassing approximately 894,000 square feet of leased space and 243,000 square feet of Company-owned space), which included 109 Company-operated sales outlets. The Company, through its Devoe & Raynolds Co. and Devoe Coatings Company Divisions, also operates a technical center (encompassing approximately 196,000 square feet of owned space).

                 In connection with the acquisition of Sinclair, as of August 1, 1994, the Company acquired an additional manufacturing facility in California which encompasses approximately 90,000 square feet of Company-owned space, and offices, warehouses and 49 Company-operated sales outlets (encompassing approximately 315,000 square feet of leased space and 343,000 square feet of Company-owned space). See "Developments During and Subsequent to the Fiscal Year", above.

Item 3           Legal Proceedings
- - - - - - - ------           -----------------

                 (a)      Litigation Matters
                          ------------------

                          There are various legal proceedings and claims
pending against the Company arising out of its business. The Company vigorously defends the actions and claims against it. In the opinion of management, these actions and claims are either without merit, protected by insurance coverage or rights to indemnification, or, based in part on opinions of counsel, will not have a material adverse effect on the Company's consolidated financial position.

                 On April 13, 1994, the Company commenced an action in the Supreme Court of the State of New York, County of New York, against its former subsidiary, Perrigo Company, former executive officers of Perrigo Company and two banks for damages. The action involves claims arising from a sale of Perrigo Company to the management group in 1988.

                 (b)      Environmental and Regulatory Matters
                          ------------------------------------

                          (i)     The Company is involved in a number of
environmentally related matters, the costs of which are not considered to be material or for which an accrual based on a minimum cost or a reasonable estimate of the total cost of cleanup or compliance has been made. Among these matters are:

                          (A)  In November 1987, a division and a subsidiary of
the Company were named by the United States Environmental Protection Agency ("EPA") as "potentially responsible parties" ("PRPs"), along with numerous other parties, with respect to certain hazardous waste disposals at a site in California. The EPA and various PRPs, including the Company, have executed certain Consent Decrees with respect to financing certain stages of remedial action at the site. On September 20, 1994, the Company was served with a complaint in an action commenced in the Superior Court of the State of California for the County of Los Angeles against the PRPs at the site by a group of individuals residing near the site. The complaint alleges that the defendants are responsible for personal and property damages to the plaintiffs arising in connection with the site.

                          (B)  On August 5, 1987, the Florida Department of
Environmental Regulation submitted to the Company a proposed Consent Order concerning certain alleged groundwater contamination at the Company's Tampa, Florida paint manufacturing facility. The Company has engaged environmental consultants and continues to investigate groundwater conditions. To date, no Consent Order has been signed.

                          (C)  On July 14, 1988, the Texas Natural Resource
Conservation Commission ("TNRCC") notified the Company and several other companies, that they were PRPs for the cleanup of a site in Texas to which the Company sent certain solvents for recycling. The Company and three other PRPs as a Task Force have hired an engineering consultant to perform an investigation and remediation at this site. A waste removal action has been completed and reported to the TNRCC. In September 1994, the TNRCC notified the Company and all other PRPs at the site that they had ninety (90) days to submit to the TNRCC a good faith offer to conduct the remedial investigation/feasibility study at the site.

                          (D)  In August 1991, Cello Corp. ("Cello"), a
subsidiary of the Company, and the State of Maryland entered into a Settlement Agreement with respect to charges brought by the Maryland Department of the Environment in April 1990 alleging violations of the Maryland water pollution control laws and a 1989 Consent Order between the State of Maryland and Cello. Under the terms of the Settlement Agreement, Cello, without any admission of liability, agreed to pay a civil penalty of $25,000 and to make certain capital improvements to its Havre de Grace, Maryland facility at an estimated cost of $360,000. All improvements have been completed. Cello has also performed groundwater studies at that facility pursuant to the terms of the 1989 Consent Order and reported the findings and recommendations to the State in 1992. To date, there has been no response.

                          (E)  The EPA has notified the Company that it is one
of hundreds of PRPs with respect to a cleanup of allegedly hazardous waste at a site in Maryland. The Company settled a portion of this claim, relating to the removal of drums and other material left on the site by the operator, for approximately $31,600. Further investigations at the site revealed the presence of soil and groundwater contamination, the cost of cleanup of which, and the Company's share of which, if any, is presently unknown.

                          (F)  The Company understands that the State of
Kentucky is investigating possible soil and groundwater contamination at a site to which waste solvents of the Company were transported.

                          (G)  Following a determination by the Company that
certain underground storage tanks containing certain solvents may have leaked at the Company's Riverside, California facility, the Company closed-in-place such storage tanks and initiated discussions with the California Regional Water Quality Control Board ("CRWQCB") and with the Riverside County Department of Health. The Company has defined the extent of soil and groundwater contamination at its Riverside, CA facility and has completed the design for the vapor extraction of solvents from contaminated soils. The Company has authorized its consultant to install the soil contamination remediation system which became operational in September 1994. Semi-annual groundwater monitoring continues with the approval of the CRWQCB.

                          (H)  In April 1986, the EPA advised the Company that
it may be a PRP at a site in Indiana because a recycler used by a former affiliate allegedly sent materials to the site between 1969 and 1974. In June 1994, the EPA and the Indiana Dept. of Environmental Management made a de minimis settlement offer to approximately 2,000 PRPs, including the Company. The Company accepted the settlement and signed an Administrative Order on Consent reflecting such settlement.

                          (I)  In late 1990, the EPA advised the Company that
it is considered one of many PRPs at a site in Michigan. The Company and certain other PRPs signed a Consent Decree with the EPA for the performance of remedial action at the site. As part of an allocation process, the Company has been allocated .48% share of responsibility for the site. The Company's final share of the costs will depend upon the actual costs of the cleanup and the amounts paid by other PRPs. In June 1994, the Company and certain other PRPs signed an Administrative Order by Consent for the payment of past costs to the Michigan Dept. of Natural Resources.

                          (J)  In June 1991, the Company and approximately
twenty other PRPs received a letter from the New Jersey Department of Environmental Protection demanding that they pay the costs of removing materials at a site from which surplus building materials were sold. The Company had previously voluntarily removed from the site materials which bore its labels or otherwise indicated that they might have been manufactured by the Company.

                          (K)  At the Company's Detroit, Michigan facilities,
all out-of-service underground tanks have either been removed or closed-in-place in accordance with all applicable laws and regulations. Accessible soil contamination has been removed, treated and replaced. Certain additional, limited soil contamination that cannot be feasibly removed is being further investigated. No groundwater contamination has been identified. Documentation of all tank closure activities is in process.

                          (L)  The Company and other PRPs are engaged in the
cleanup of a solvent reclamation/fuel blending site in Arkansas to which a former division of the Company sent certain wastes.

                          (M)  The Company is in the process of implementing
state approved measures at one of its former divisions in Missouri to remediate soil contamination at such site. Groundwater quality will be monitored.

                          (N)  In connection with the Company's former leased
manufacturing facility in Commerce, California, the Company submitted a Closure Plan to the appropriate authorities which addressed, among other things, remediation of soil contamination at such site. The Closure Plan has been approved and the Company is in the process of implementing the Plan's provisions.

                          (O)  In connection with the Company's leased facility
in Montebello, California, the Company has removed certain underground storage tanks and has recommended to State authorities that accessible soil contamination be excavated and treated or disposed. One excavation will be backfilled and paved prior to the expiration of the lease in December 1994.

                          (P)  The Company is presently conducting an
investigation to determine the extent and source of soil and groundwater contamination at one of its former plants in Emeryville, California in connection with the closure of a formerly used underground storage tank. A report was filed with the appropriate agency in March 1994; a response is awaited.

                          (Q)  The Company has begun a phased program to
replace and remove the underground storage tanks with aboveground units at its facility in Pennsauken, New Jersey. The above ground replacement tanks have been installed and placed in service. The closure process for the out-of-service underground storage tanks has begun by initiating the site assessment phase of work. While some soil contamination has been identified, the extent of contamination is being investigated. At present, the Company believes groundwater contamination is unlikely.

                          (R)  In November 1992, the Company received a letter
from the EPA advising that it is a PRP at a site in Connecticut based on approximately 8,000 gallons of waste solvents processed at the site in October and November 1981. The Company expects to resolve its alleged liability through a de minimis settlement.

                          (S)  In March 1990, the Company received an
Administrative Unilateral Order from the EPA directed to it and approximately 35 others designated by the EPA as PRPs at a landfill in Kentucky. The Company believes that it arranged only for the disposal of a limited quantity of non-hazardous substances at this site, but is nevertheless continuing to work with other PRPs in an effort to negotiate a settlement with the EPA.

                          (T)  The Company received a letter from the EPA in
March 1990, informing it that it is considered to be a PRP at a site in New Jersey. The Company believes it ceased using the services of the transporter of hazardous wastes to the site prior to the beginning of the time period in question.

                          (U)  The Company and other third party defendants
have entered into a Court approved Consent Agreement settling their alleged liability in a third party action brought in October 1991 by five original defendants in an action instituted by the EPA in the United States District Court for the Central District of Illinois. The Company and the other PRPs continue to be defendants in related litigation brought by the State of Illinois to resolve its claims for past costs at the site at which wastes were allegedly disposed.

                          (V)  In December 1991, the Company received a letter
from the EPA requesting information regarding a facility in Utah previously leased by a subsidiary of the Company. On September 20, 1993, the Company received a General Notice Letter from the EPA notifying the Company of potential liability in connection with past and possible future cleanup activities at the site.

                          (W)  In May 1992, the Company was served with a
complaint in an action commenced in the Superior Court of New Jersey Law Division Camden County, by the owners of certain property in New Jersey which has been identified by the EPA as a superfund site. This action was subsequently dismissed. On or about February 3, 1993, the Company received a third party complaint in an action involving the same site, which was commenced in the United States District Court for the District of New Jersey by the EPA. The Company and the defendants and third party defendants have to date been unsuccessful in attempting to determine and allocate responsibility at the site through mediation.

                          (X)  In October 1993, a subsidiary of the Company
received a letter from counsel for another party alleging that some of the subsidiary's hazardous wastes may have been taken to a superfund site in Maryland.

                          (Y)  In October 1993, a division of the Company
received an Information Request from the Michigan Department of Natural Resources with respect to wastes allegedly disposed of at a site in the State of Michigan.

                          (Z)  The Company is participating with other parties
in the investigation of a site in the State of Illinois to which wastes from a recycling facility were transported. The Company has previously resolved its liability with respect to the recycling site.

                          (AA) The Company was notified in January 1994 that it
is considered a PRP at a former drum recycling facility in Michigan as a result of the use of this facility by a former subsidiary of the Company. The Company and other PRPs have signed a Consent Order resolving past costs of the State of Michigan and agreeing to take appropriate response actions to address contamination at the site.

                          (BB) In April 1994, the Company received a complaint
naming it and numerous other parties as defendants in litigation pending in the United States District Court for the District of New Jersey, Camden Vicinage. The complaint alleges that the Company and other defendants are liable for cleanup at a site in the State of New Jersey by virtue of the transport to, treatment, or disposal of wastes at the site.

                 (ii)     In addition:

                          (A)  In September 1989, the Company received a notice
from the Illinois EPA that a former subsidiary was identified as a PRP at a landfill site in Illinois. In June 1992 and July 1994, further notices were received stating that the Illinois EPA had information indicating that the Company may be liable for costs of remedial action at the site. At a meeting in August 1994, the Illinois EPA indicated that the Company would be expected to pay a substantial amount to resolve its alleged liability at the site. The Company has not agreed to accept any determination of liability and is presently exploring the extent of its exposure and expects to continue discussions with the Illinois EPA.

                          (B)  In May 1990, the EPA notified the Company that a
subsidiary had been connected with a landfill site in Maryland. The Company has no records showing disposals at this site. However, at least one of the subsidiary's waste haulers is alleged to have transported waste materials to the site. In August 1993, the Company received and subsequently responded to a letter from the EPA requesting additional information regarding products manufactured and waste disposal practices.

                          (C)  In August 1990, the Company was notified by the
Department of Environmental Resources of Pennsylvania that it is a PRP at a site in Pennsylvania. The Company was one of the two largest users of the site in terms of volume of materials sent to the site for recycling. The Company and other PRPs have completed waste characterization of substances contained in tanks and drums at the site and have commenced removal and disposal.

                          (D)  In July 1991, the Company received a letter from
the EPA advising that the Company is a PRP at a landfill site in Florida. In January 1993, the Company and 17 other PRPs entered into an Administrative Order by Consent pursuant to which the PRPs have agreed to perform a remedial investigation and feasibility study at the site.

                          (E)  In November 1992, the Company received a letter
from the EPA requesting information regarding the Company's use of a drum reconditioner in Florida. The Company responded to this letter and has heard nothing further from the EPA.

                          (F)  A subsidiary of the Company has sued the prior
owner of its production facility in connection with soil and groundwater contamination at that facility. The prior owner has denied responsibility.

                 The Company cannot estimate the total costs of cleanup at the above sites or its share of costs where it is found to be a responsible party. Where a minimum cost of cleanup has been established, the applicable amount has been accrued. Based upon management's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which many costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

Item 4           Submission of Matters to a Vote of Security Holders
- - - - - - - ------           ---------------------------------------------------

                 Not applicable.

Executive Officers of the Registrant
- - - - - - - ------------------------------------

                 The following information is furnished with respect to each of the executive officers of the Company:

                                                  Year First
                         Positions Presently      Elected an
Name and Age                 with Company           Officer
- - - - - - - ------------             -------------------      ----------
Russell Banks (75)       President, Chief           1961
                         Executive Officer and
                         Director

Joseph M. Quinn (57)     Executive Vice             1981
                         President, Chief
                         Operating Officer and
                         Director

John F. Gleason (65)     Executive Vice             1976
                         President and Director

Stephen L. Dearborn (39) Senior Vice President,     1994
                         Strategic Planning and
                         Operations

Henry W. Jones (46)      Vice President,            1994
                         Regulatory Affairs

Frank V. Esser (55)      Treasurer, Chief           1981
                         Financial and Principal
                         Accounting Officer


Lloyd Frank (69)         Secretary and Director     1963

                 Russell Banks has been President and Chief Executive Officer of the Company since 1962. Mr. Banks has served as a Director of the Company since 1960.

                 Joseph M. Quinn has been an executive officer of the Company since 1981 and was elected Executive Vice President and Chief Operating Officer in August 1991. Since January 1989, Mr. Quinn has served as Executive Vice President in charge of the Coatings and Chemicals Group and, for more than the five years prior thereto, Mr. Quinn served as Group Vice President of the Company and President of the Company's Devoe Marine Coatings Co. Division. He also served as President of the Company's Devoe & Raynolds Co. Division from January 1988 until August 1992. Mr. Quinn has served as a Director of the Company since 1989.

                 John F. Gleason has been an executive officer of the Company since 1976 and has, for more than the past five years, served as an Executive Vice President of the Company. Mr. Gleason has served as a Director of the Company since 1976.

                 Stephen L. Dearborn was appointed Senior Vice President, Strategic Planning and Operations of the Company in June 1994. For the 17 years prior thereto, Mr. Dearborn served in a number of management capacities at PPG Industries, Inc. involving international and domestic strategic business planning, marketing and operations.

                 Henry W. Jones was appointed Vice President, Regulatory Affairs of the Company in June 1994. For one year prior thereto, Mr. Jones served as Director, Environmental Safety and Health Compliance of the Company. He also served as Corporate Manager, Environmental Affairs of the Company from August 1985 to April 1993.

                 Frank V. Esser has been an executive officer of the Company since 1981 and was elected Treasurer and Chief Financial Officer of the Company in 1989. Mr. Esser is a certified public accountant.

                 Lloyd Frank has served as Secretary of the Company since 1963. Mr. Frank is an attorney admitted to practice in the State of New York and has been a member of the law firm of Parker Chapin Flattau & Klimpl for more than the past five years. Mr. Frank has served as a Director of the Company since 1987.

                 There are no family relationships among any of the Company's executive officers or directors. There are no arrangements or understandings between any executive officer and any other person pursuant to which such person was selected as an officer (although certain executive officers are parties to employment agreements with the Company). Each executive officer is to hold office until the 1994 Annual Meeting of Directors (which is to be held immediately after the 1994 Annual Meeting of Shareholders), at which time the Board of Directors will elect officers for the ensuing year.

                                    PART II

Item 5           Market for the Registrant's Common Equity
- - - - - - - ------           and Related Stockholder Matters
                 -----------------------------------------

                 The Company's Common Stock is listed and traded on the New York Stock Exchange (stock symbol "GRO"). As of June 30, 1994, there were approximately 4,000 holders of record of the Company's Common Stock. The quarterly market prices for the past two years are presented in the accompanying table. The Company declared dividends of $.07 per share in each quarter of fiscal 1994 and $.06 per share in each quarter of fiscal 1993. In determining whether future dividends will be paid, the Board of Directors will consider a number of factors, including the Company's results of operations, financial condition, capital requirements and projected cash flow. As indicated in Note E of the "Notes to Consolidated Financial Statements", approximately $7.0 million was available for the payment of dividends subsequent to June 30, 1994.

Quarterly Common Stock Data

               Market  Price    Dividends
- - - - - - - ----------------------------    Declared
1994           High      Low    Per Share
- - - - - - - -----------------------------------------

1st Quarter      17-3/8   13-1/2  $.07
2nd Quarter      16-3/4   13-3/4  $.07
3rd Quarter      18-7/8   15      $.07
4th Quarter      19-3/4   14-7/8  $.07


- - - - - - - ----------------------------------------
1993
- - - - - - - ----------------------------------------

1st Quarter      14       11-3/4  $.06
2nd Quarter      14-1/2   11-3/8  $.06
3rd Quarter      14-3/4   11-3/4  $.06
4th Quarter      17-7/8   13-1/4  $.06

Item 6           Selected Financial Data
- - - - - - - ------           -----------------------

                               Year Ended June 30,
- - - - - - - -----------------------------------------------------------------
                    1994     1993      1992      1991      1990
- - - - - - - -----------------------------------------------------------------
                      (In thousands, except per share amounts)
Total revenues   $401,818  $365,464  $374,202  $368,376  $367,088
Income (loss)
 from continu-
 ing operations
 before
 extraordinary
 item (a)          14,056    10,842     7,502   (11,071)    9,933
Income (loss)
 from discon-
 tinued
 operations                   2,080     1,630    (2,317)   (1,400)
Net income
 (loss) (a)(b)     14,056    12,472     9,132   (13,111)    8,025
Total assets      247,921   233,869   233,491   228,933   229,232
Long-term debt,
 including
 current
 installments       3,184     3,215    72,469    76,037    82,191
Stockholders'
 equity           138,683   128,569    54,955    47,272    58,200
Per common
 share-primary
  Income (loss)
   from
   continuing
   operations
   before
   extra-
   ordinary item      .87       .78       .64      (.98)      .87
  Net income
   loss (c)           .87       .90       .78     (1.16)      .69
  Cash dividends
   declared           .28       .24       .05       .10        --
  Book value         8.61      8.03      4.73      4.03      5.15
Weighted average
 shares            16,116    13,850    11,705    11,342    11,361
=================================================================


(a)      Includes unusual item gain of $600,000 (1993), $840,000 (1992), costs of restructuring of $11,100,000 (1991) and gain on sale of U.S. Paint of $10,000,000 (1990).

(b) Includes extraordinary charge of $450,000 in 1993, $277,000 gain in 1991, and $425,000 gain in 1990.

(c)      $.87 fully diluted in 1993 and $.76 fully diluted in 1992.

Item 7           Management's Discussion and Analysis of
- - - - - - - ------           Financial Condition and Results of Operations
                 ---------------------------------------------

Fiscal 1994 Compared to Fiscal 1993:

                 Revenues: Revenues from continuing operations increased $36,354,000 (10%). Approximately 61% of the increase was related to the inclusion of the sales of the Zynolyte Products Company acquired effective August 2, 1993.

                 Excluding the sales of Zynolyte, revenues of the Coatings and Chemicals segment increased $13,395,000 (4.6%). Royalty income recorded in this segment decreased to $2,782,000 from $3,069,000 in 1993. This decrease was related to a higher level of initial royalties related to new licensing agreements in 1993. Within the Coatings and Chemicals segment, revenues related to architectural paint products increased $11,812,000 (6.2%) principally due to higher unit volume which was offset somewhat by lower net pricing.

                 For Marine and Maintenance Products the revenue increase was $2,440,000 (3.5%), which was primarily attributable to increased unit volume of 9.2% offset partially by lower contracting revenue. Automotive revenues decreased $857,000 (2.9%), principally due to lower unit volume.

                 Consumer and Professional Products segment revenues were approximately equal to the prior year's. A lower level of shipments and lower pricing of detergents sold to club stores and lower sales of professional cleaning products were offset by increases in unit volume of household products sold to mass retailers, grocery and drug chains and others. The lower volume of shipments of detergents to club stores was caused in part by a reformulation of the product which increased the number of washes per unit.

                 Costs of Product Sold: Consolidated gross profit as a percentage of revenues decreased from 36.8% to 36.3%. The inclusion of Zynolyte which has somewhat lower gross profit margin percentages than the other components in fiscal 1994, had the effect of decreasing the overall gross profit percentage by 3/10%.

                 Excluding Zynolyte, the gross profit percentage for the Coatings and Chemicals segment decreased slightly from 38.1% to 37.8%. Promotional pricing (for architectural paint products), particularly in the fourth quarter of the year, was the primary reason for the lower gross profit percentage.

                 In the Consumer and Professional Products Group, the gross profit percentage remained at approximately the same level as the prior year (2/10% increase).

                 Competitive pricing adjustments and formula changes (which resulted in higher material costs) in the second half of the year resulted in somewhat lower gross margin percentages (a decrease of 7/10%) in the "club store" product line. These reductions were offset by higher gross profit percentages in the other components of the Consumer and Professional Products Group.

                 Storage and Delivery: Storage and delivery costs increased $3,269,000 (25.7%). Excluding Zynolyte, these costs increased by 9.0%, principally reflecting the higher unit volume, particularly in the architectural paint operations, and changes in the delivery pattern in the Consumer and Professional Products Group.

                 Selling and Administrative: Selling and administrative expenses increased $5,153,000 (5.4%). Excluding Zynolyte, these expenses increased 2.6%, which is a lower rate of increase than the increase in revenues. Among the factors having an impact on Selling and Administrative expenses are higher volume related expenses due to new branch openings and the acquisition of certain assets of Havco Paint Company (four stores), new product introduction costs, higher employee costs and higher environmental and corporate costs. These increases were offset in part by lower casualty insurance expense and lower incentive compensation expense.

                 Interest Expense: Interest expense decreased from $5,701,000 to $897,000, principally due to lower debt levels in 1994 caused by the redemption of approximately $43 million of 12-1/2% notes and the conversion of approximately $26 million of 8-1/2% debentures.

                 Income Tax Expense: The change in the effective tax rate from 40.0% to 42.0% is primarily the result of the retroactive change in the Federal income tax rate to 35% from 34% enacted by Congress in August 1993.

                 Net Income: In addition to the factors enumerated above, the change in net income of $1,584,000 was impacted by an unusual gain in 1993 related to insurance of $600,000 (after tax), discontinued operations in 1993 of $2,080,000 (after tax) and an extraordinary charge in 1993 related to the redemption of debt of $450,000.

                 In connection with the acquisition of Sinclair Paint Company ("Sinclair") (see Note B) and with another contemplated acquisition, certain restructure charges are expected to be charged to earnings in fiscal 1995 or thereafter. The amount of such charges may range from $2,000,000 to $4,000,000 before tax.

Fiscal 1993 Compared to Fiscal 1992:

                 Revenues: Revenues from continuing operations decreased $8,738,000. However, after adjusting fiscal 1992 for revenues related to product lines disposed of, revenues from continuing operations increased $7,601,000 (2.1%).

                 Revenues of the Coatings and Chemicals segment decreased by $665,000 (less than 1%). Royalty income recorded in this segment increased from $1,097,000 in 1992 to $3,069,000 in 1993 principally due to new licensing agreements including initial royalties. A decrease in revenue of the Devoe Coatings maintenance and marine product line of $12,547,000 (15.2%) was largely offset by an increase of $11,806,000 (6.7%) in revenues of architectural paint products. In architectural coatings, unit volume was responsible for 53.4% of the increase with price/mix and royalty income increases accounting for the remaining 46.6%. The decrease in the Devoe Coatings revenues was principally due to lower unit volume as a result of a substantial reduction in drydockings and other maintenance by the U.S. Navy and major oil and chemical companies.

                 Consumer and Professional Products segment revenues, adjusted for the revenues of product lines disposed of during fiscal 1992, increased $8,266,000 (12.0%), primarily as a result of increased shipments of detergents and other products to mass merchants.

                 Costs of Product Sold: Consolidated gross profit as a percentage of revenues increased from 34.8% to 36.8%. The higher revenues related to architectural products, which are sold at higher gross margin percentages than maintenance and marine products, decreased environmental charges, increased royalty income and lower raw material costs, were the primary factors contributing to the increase.

                 In the Coatings and Chemicals segment, the gross profit percentage increased from 37.2% to 38.1% primarily due to the change in mix between architectural products and maintenance and marine coatings, decreased environmental charges, lower raw material prices and higher royalty income.

                 In the Consumer and Professional Products segment, gross profit percentage increased from 30.9% to 31.8% after adjusting for the lower gross profit percentages related to product lines disposed of during fiscal 1992. The gross profit percentage in the segment was principally impacted by the beneficial production efficiencies of higher volume somewhat offset by product mix and price changes.

                 Storage and Delivery: Storage and delivery costs decreased $2,544,000. The change in this category of expense is related primarily to changes in the product mix and restructuring in the Consumer and Professional Products segment.

                 Selling and Administrative: Selling and administrative expenses increased $5,357,000. Higher levels of volume related and employee costs related in part to increased company operated store locations were experienced in the architectural operations and the Consumer and Professional Products segment. These increases were offset somewhat by lower environmental costs, slightly lower selling and administrative costs in the maintenance and marine coatings product line and lower corporate expenses including reduction in legal costs.

                 Interest Expense: Interest expense decreased from $9,026,000 to $5,701,000 principally due to lower debt levels in 1993. Total long-term debt as of June 30, 1993 is $3,215,000. See "Liquidity" for a discussion of the changes in debt.

                 Unusual Items: In fiscal 1993, based on a settlement with an insurance carrier, an accrual previously provided was adjusted and an unusual gain of $1,000,000 was recorded.

                 Income Taxes (Expense) Credit: The change in the effective tax rates from 46.2% to 40.0% is the result of, among other factors, differences in the percentage effect of non-deductible expenses, the tax basis of assets sold (or reserved for) and state income taxes. See Note D of the "Notes to Consolidated Financial Statements."

                      -------------------------------

                 Environmental Matters: The Company continues to incur and accrue its share of costs at Superfund and other sites related to compliance with environmental laws, rules and regulations. The provision for such costs amounted to $2,769,000 and $2,092,000 for the years ended June 30, 1994 and 1993, respectively. The Company periodically reviews its estimates of, and accrues appropriate amounts for, costs of compliance with environmental laws and the cleanup of various sites, including sites as to which governmental agencies have designated the Company (or have indicated a possibility of designating the Company) a potentially responsible party. The provision for environmental costs is not necessarily indicative of future provisions for such costs.

                 Where a minimum cost or a reasonable estimate of the total costs of cleanup or compliance has been established, the applicable amount has been accrued. The related accrued liability totalled $10,841,000 as of June 30, 1994. An anticipated $207,000 ($1,900,000 as of June 30, 1993) refund of remediation costs from a State agency is included in receivables as of June 30, 1994. In certain instances, estimates cannot be made of the total costs of cleanup or compliance, the Company's share, if any, of such costs, nor the timing thereof; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon management's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which any costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

                 Liquidity: During the year, the Company's net income, plus depreciation, amortization and provision for doubtful accounts, contributed $21,753,000 to cash flows. Changes in operating assets and liabilities and other items used $7,354,000 in cash flow principally related to increased accounts receivable and inventories. Payment of a loan against the cash surrender value of life insurance and cash dividends were the principal factors in the use of $8,672,000 for financing activities.

                 The acquisition of the stock of Zynolyte Products Company and the purchase of certain assets of Havco Paint Company for an aggregate of $17,339,000 in cash and net purchases of fixed assets resulted in a use of cash for investing activities of $22,926,000.

                 The Company renegotiated (effective August 1, 1994), its credit facility, which expires in March 1996 with Chemical Bank, New Jersey and two other banks. The credit line entitles the Company to borrow, at prime (or, at the Company's option, LIBOR plus 2%) up to $60 million less the amount of outstanding letters of credit ($13,693,000 at June 30, 1994). In connection with the acquisition of Sinclair subsequent to year-end, effective August 1, 1994, the Company borrowed $26,000,000 under its line of credit and expended approximately $25,000,000 of its cash balances. It is expected that further borrowings under the line of credit will be made to cover expenditures in connection with Sinclair during fiscal 1995 and 1996. Future short-term and long-term liquidity requirements are expected to be satisfied from cash flow for operations, borrowings from banks or other lenders and/or equity sources.

Item 8           Financial Statements and Supplementary Data
- - - - - - - ------           -------------------------------------------

                 The following consolidated financial statements of the Company and its subsidiaries are presented below:

                 Report of Independent Auditors

                 Consolidated Statement of Income - Years Ended
                 June 30, 1994, 1993 and 1992

                 Consolidated Statement of Stockholders' Equity -
                 Years Ended June 30, 1994, 1993 and 1992

                 Consolidated Balance Sheet - June 30, 1994 and 1993

                 Consolidated Statement of Cash Flows - Years Ended June 30, 1994, 1993 and 1992

                 Notes to Consolidated Financial Statements.

                        REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Grow Group, Inc. and Subsidiaries.


We have audited the accompanying consolidated balance sheets of Grow Group, Inc. as of June 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Index at 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Grow Group, Inc. and subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP


New York, New York
August 8, 1994

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except per Share Amounts)

                                              Year Ended
                                                June 30,
- - - - - - - --------------------------------------------------------------
                                      1994       1993     1992
- - - - - - - --------------------------------------------------------------
Revenues from continuing
 operations                       $401,818   $365,464   $374,202

Costs and expenses:
 Cost of products sold             255,875    230,928    243,943
 Research and development            4,760      4,393      4,301
 Storage and delivery               16,007     12,738     15,282
 Selling and administrative        101,071     95,918     90,561
 Interest expense                      897      5,701      9,026
 Corporate interest income          (1,027)    (1,284)    (1,162)
 Unusual item - Note C                         (1,000)    (2,000
- - - - - - - ----------------------------------------------------------------

Total costs and expenses           377,583     347,394   359,951
- - - - - - - ----------------------------------------------------------------

 Income from continuing
 operations before income taxes     24,235      18,070    14,251
Income taxes (expense) credit -
 Note D
 Federal - current                  (8,977)     (4,628)   (3,709)
         - deferred                    842      (1,146)   (1,693)
 State and local                    (1,587)     (1,289)     (903)
 Foreign                              (457)       (165)     (444)
- - - - - - - -----------------------------------------------------------------

Income taxes                       (10,179)     (7,228)   (6,749)
- - - - - - - -----------------------------------------------------------------

 Income from continuing
 operations                         14,056      10,842     7,502
Discontinued operations (less
 applicable taxes)                               2,080     1,630
- - - - - - - -----------------------------------------------------------------
 Income from operations
 before extraordinary item          14,056      12,922     9,132
Extraordinary item (less
 applicable taxes)                                (450)
- - - - - - - -----------------------------------------------------------------

Net income                         $14,056     $12,472    $9,132
=================================================================

Net income per common and
 common equivalent share:
  (primary)
Income from continuing
 operations                          $.87       $.78     $.64
Discontinued operations (less
 applicable taxes)                               .15      .14
Extraordinary item (less
 applicable taxes)                              (.03)
- - - - - - - -------------------------------------------------------------

Net income                           $.87       $.90     $.78
=============================================================

Net income per common and
 common equivalent share:
  (fully diluted)
Income from continuing
 operations                          $.87       $.77     $.64
Discontinued operations (less
 applicable taxes)                               .13      .12
Extraordinary item (less
 applicable taxes)                              (.03)
- - - - - - - -------------------------------------------------------------

Net income                           $.87       $.87     $.76
=============================================================

Average number of shares        16,116,000 13,850,000 11,705,000
================================================================

Cash dividends declared on
 common stock per share              $.28       $.24     $.05
=============================================================



See notes to financial statements.

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the                                                       Re-
Three Years                                         De-       tained
Ended                     Treas-           Equity   ferred    Earn-
June 30, 1994     Common  ury     Paid-in  Adjust-  Compen-   ings
(In thousands)    Stock   Stock   Capital  ments    sation    (Deficit)
- - - - - - - -----------------------------------------------------------------------
Balance at
June 30, 1991     1,191  (1,136)   60,174  (263)    (2,935)   (9,759)
- - - - - - - -----------------------------------------------------------------------

Common Stock
 issued upon
 exercise of
 stock options               95       (35)
Cash dividends -
 Common Stock                        (581)
Loan to ESOP
 for purchase of
 Common Stock                                         (110)
Reduction of
 ESOP loan                                             260
Purchase of
 Treasury Stock          (1,254)
Equity adjustments
 from foreign
 currency
 translation                                 176
Net income                                                    9,132

Balance at
June 30, 1992     1,191  (2,295)   59,558   (87)    (2,785)    (627)
- - - - - - - ----------------------------------------------------------------------

Common Stock
 issued upon
 exercise of
 stock options              243        62
Cash dividends -
 Common Stock                                                (3,470)
Loan to ESOP
 for purchase of
 Common Stock                                         (316)
Reduction of
 ESOP loan                                             487

Issuance of
Common Stock
 to Corimon               231              37,769
Conversion of
 Convertible
 Debentures               205              25,848
Equity adjustments
 from foreign
 currency translation                                83
Net income                                                         12,472

Balance at
June 30, 1993          $1,627  $(2,052)  $123,237  $ (4) $(2,614) $ 8,375
- - - - - - - -------------------------------------------------------------------------

Common Stock
 issued upon
 exercise of
 stock options                     707        191
Cash dividends -
 Common Stock                                                      (4,502)
Loan to ESOP
 for purchase of
 Common Stock                                               (293)
Equity adjustments
 from foreign
 currency translation                               (45)
Net income                                                         14,056

Balance at
June 30, 1994          $1,627   $1,345   $123,428  $(49) $(2,907) $17,929
=========================================================================


See notes to financial statements

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                    June 30,
- - - - - - - --------------------------------------------------------------
                                                  1994    1993
- - - - - - - --------------------------------------------------------------
                                                 (In thousands)
Assets
Current Assets
Cash and cash equivalents                      $38,816   $56,015
Accounts receivable less allowance for
 doubtful accounts of $3,667,000 and
 $3,341,000
                                                69,622    61,852
Inventories, at lower of cost or market:
 Finished and in-process products               48,490    40,938
 Materials, containers and supplies             14,413    12,437
- - - - - - - ----------------------------------------------------------------
                                                62,903    53,375
Prepaid expenses and other current assets       16,052    16,532
- - - - - - - ----------------------------------------------------------------
Total Current Assets                           187,393   187,774
- - - - - - - ----------------------------------------------------------------

Property, Plant and Equipment, at cost
Land                                             9,785     2,202
Buildings and improvements                      26,039    22,329
Machinery and equipment                         63,507    60,419
Less allowance for depreciation                (48,524)  (45,121)
- - - - - - - -----------------------------------------------------------------
                                                50,807    39,829
Other Assets
Cost in excess of net assets of acquired
 businesses                                      1,677     1,125
Deferred finance, patents and other assets       8,044     5,141
- - - - - - - ----------------------------------------------------------------
                                                 9,721     6,266
- - - - - - - ----------------------------------------------------------------

Total Assets                                  $247,921  $233,869
================================================================

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                               $37,532   $34,582
Payroll and related taxes                        7,266     7,080
Accrued expenses                                21,770    22,233
Income taxes - Note D                           10,180    10,918
Dividend payable                                 1,128       961
Current installments on long-term debt           2,270     1,080
- - - - - - - ----------------------------------------------------------------
Total Current Liabilities                       80,146    76,844
- - - - - - - ----------------------------------------------------------------

Deferred Income Taxes and Other Liabilities     28,178    26,321
Long-term debt
Notes payable                                      914     2,135
- - - - - - - ----------------------------------------------------------------
Total Long-Term Debt                               914     2,135

Stockholders' Equity - Notes E, F, G and H
Preferred stock - Authorized 1,000,000
 shares, none issued
Common stock par value $.10 per share:
Authorized 50,000,000 shares; issued
 16,271,831 and 11,909,085 shares                1,627     1,627
Less treasury stock at cost (168,493 and
 258,538 shares)                                (1,345)   (2,052)
Paid-in capital                                123,428   123,237
Equity adjustments                                 (49)       (4)
Deferred compensation (related to ESOP
 loan)                                          (2,907)   (2,614)
Retained earnings                               17,929     8,375
- - - - - - - -----------------------------------------------------------------
                                               138,683   128,569
- - - - - - - -----------------------------------------------------------------

Total Liabilities and Stockholders' Equity    $247,921  $233,869
=================================================================


See notes to financial statements.

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Year Ended June 30,
- - - - - - - ---------------------------------------------------------------
                                        1994      1993     1992
- - - - - - - ---------------------------------------------------------------
                                            (In thousands)
Operating Activities
Net income                            $14,056  $12,472   $ 9,132
Adjustments to reconcile net
 income to net cash
 provided (used) by operating
 activities:
Depreciation                            5,285    5,059     5,370
Amortization of deferred charges        1,165    1,663     1,353
Deferred income taxes                    (842)   1,146     1,693
Provision for doubtful accounts         2,089    2,586     2,622
Gain on sale of AquaChem                        (2,003)
Changes in operating assets and
 liabilities-net:
 (Increase) in accounts
  receivable                           (4,702)   3,512    (3,556)
 (Increase) in inventories
  and prepaid expenses
  and other current assets             (4,027)  (5,082)   (4,280)
 (Decrease) increase in accounts
  payable and other current
  liabilities                          (1,098)   7,211     4,965
Other                                   2,473     (462)   (1,149)
- - - - - - - -----------------------------------------------------------------

Net cash provided by operating
 activities                            14,399   11,680    16,150
- - - - - - - ----------------------------------------------------------------

Investing Activities
Purchase of property, plant and
 equipment                             (5,717)  (4,098)   (7,265)
Disposals of plant and equipment          130    1,500     2,550
Sale of AquaChem                                22,638
Acquisition of Zynolyte and Havco     (17,339)
- - - - - - - -----------------------------------------------------------------

Net cash provided (used) by
 investing activities                 (22,926)  20,040    (4,715)
- - - - - - - -----------------------------------------------------------------

Financing Activities
 Proceeds from borrowing                           829       145
 Payments of debt                      (5,068) (44,222)   (8,713)
 Proceeds from issuance of
  Common Stock                            898   39,030        60
 Purchase of Common Stock                                 (1,254)
 Cash dividends                        (4,502)  (3,470)     (581)
- - - - - - - -----------------------------------------------------------------

 Net cash (used) by
  financing activities                 (8,672)  (7,833)  (10,343)
- - - - - - - -----------------------------------------------------------------

(Decrease) increase in cash
 and cash equivalents                 (17,199)  23,887     1,092

Cash and cash equivalents at
 beginning of year                     56,015   32,128    31,036
- - - - - - - ----------------------------------------------------------------
Cash and cash equivalents at end
 of year                              $38,816  $56,015   $32,128
================================================================

Note: Interest and income taxes
 paid were as follows:
Interest                                  332   $8,333    $9,464
- - - - - - - ----------------------------------------------------------------

Income taxes                          $11,759   $7,225    $  272
================================================================


See notes to financial statements.

Note A.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and all subsidiary companies. Significant intercompany transactions and accounts have been eliminated in consolidation. Cost in excess of net assets of acquired businesses is being amortized principally over 40 years.

Plant and Equipment:

The cost of plant and equipment is depreciated principally on the straight-line method over the estimated useful lives of the assets. For income tax purposes, certain assets are depreciated on an accelerated basis. The cost of leasehold improvements is amortized over the life of the leases.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Environmental Costs:

The Company periodically reviews its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites as to which governmental agencies have designated the Company (or have indicated a possibility of designating the Company) a potentially responsible party. Where a minimum cost or a reasonable estimate of the cost of compliance has been established, the applicable amount has been accrued. As of June 30, 1994, the Company has accrued $10,841,000 ($9,985,000 at June 30, 1993) related to environmental matters and the provision for such costs amounted to $2,769,000 ($2,092,000 for fiscal 1993) for the year then ended. An anticipated $207,000 ($1,900,000 as of June 30, 1993) refund of remediation costs from a state agency is included in receivables as of June 30, 1994).

Income Taxes:

The Company has adopted Financial Accounting Standard Board Statement No. 109 which mandates accounting for income taxes on the liability method. (See Note
D).

Net Income Per Share:

Net income (loss) per common and common equivalent share has been computed based on the average number of shares of Common Stock outstanding during the year and the common share equivalents applicable to stock options. Supplementary net income per share (primary) would approximate fully diluted amounts if the conversion of the convertible debentures had occurred at the beginning of the year.

Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restated Balance Sheet:

As of June 30, 1994, certain accrued liabilities related to insurance claims and environmental matters were reclassified and are included in other long-term liabilities. Prior year's amounts have been restated to conform to this treatment.

Note B.  Acquisitions and Dispositions

Subsequent to year-end and effective August 1, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Sinclair Paint Company ("Sinclair"), a division of Insilco Corporation in a purchase transaction for approximately $51,000,000 in cash (subject to adjustment based on closing audit). Sinclair's revenues for calendar year 1993 amounted to approximately $95,000,000. The transaction will result in approximately $15,000,000 in cost in excess of net assets acquired. A portion of the funds required were obtained from the Company's revolving credit line with a group of banks (see Note E).

In connection with the acquisition of Sinclair and with another proposed acquisition, certain restructure charges are expected to be charged to earnings in fiscal 1995. The amount of such charges may range from $2,000,000 to $4,000,000 pre-tax.

On August 2, 1993, the Company acquired the stock of Zynolyte Products Company ("Zynolyte"), a producer and marketer of paint products (principally aerosols) headquartered in Carson, California. The purchase price was approximately $16,300,000 in cash.

On May 3, 1993, the Company sold its AquaChem pool products division. The terms included a net cash payment of $10,371,000 and the assumption of current liabilities of $12,267,000 by the buyer. The Company retained the accounts receivable of $4,653,000 and has collected that balance. In addition, the Company is entitled to receive future payments based on percentage of certain net revenues generated by AquaChem for an additional period. Details of discontinued operations are as follows (in thousands):

                                           1993        1992
- - - - - - - ------------------------------------------------------------
Revenues                                  $19,746    $42,040
Costs and expenses                        (19,618)   (39,323)
Gain on sale                                4,805
- - - - - - - ------------------------------------------------------------
                                            4,933      2,717
Income tax (expense) credit                (2,853)    (1,087)
- - - - - - - ------------------------------------------------------------
Income (loss) from discontinued
 operations                                $2,080     $1,630
============================================================

The income tax provision in 1993 varied from the statutory rate because the basis of certain assets was different for tax purposes.

Note C.  Unusual Items

In fiscal 1993, based on settlement with an insurance carrier, the Company adjusted an accrual previously provided in connection with the settlement of a lawsuit and has recorded an unusual gain of $1,000,000.

In the second quarter of fiscal 1992, the Company recorded an unusual item related to recoveries of insurance claims net of provisions for other unusual items.

Note D.  Federal Income Taxes

The reasons for the difference between total tax (expense) and the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes are as follows (in thousands except percentages):

               1994             1993             1992
- - - - - - - --------------------------------------------------------------
              Amount    %      Amount    %      Amount    %
- - - - - - - --------------------------------------------------------------
Income tax
 (expense)
 credit at
 statutory
 rate        $(8,482)  (35.0)  $(6,144)  (34.0)  $4,682   34.0
State and
 local
 taxes,
 net of
 federal
 income tax
 benefit      (1,032)   (4.3)     (851)   (4.7)    (896)  (5.3)
Other           (665)   (2.7)     (233)   (1.3)  (1,171)  (6.9)
- - - - - - - ---------------------------------------------------------------
Total       $(10,179)  (42.0)  $(7,228)  (40.0) $(6,749) (46.2)
===============================================================

Deferred tax expense credit from continuing operations results from timing differences between financial statement income and taxable income and includes (in thousands):

                                  1994       1993       1992
- - - - - - - ------------------------------------------------------------
Accelerated depreciation        $(177)     $(2,160)   $1,294
Accrued restructuring reserve     229          877    (4,705)
Other accrued liabilities         720         (478)    1,381
Other timing differences           70          615       337
- - - - - - - ------------------------------------------------------------
Total                            $842      $(1,146)  $(1,693)
=============================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1994 are as follows (in thousands):

Deferred tax liabilities
  Depreciation                                  $6,420
  Other                                          1,658
- - - - - - - ------------------------------------------------------
   Total deferred tax liabilities                8,078
Deferred tax assets:
  Accrued restructuring                          1,601
  Insurance reserves                             3,907
  Accrued employee benefits                      1,376
  Accounts receivable allowance                  1,176
  Other                                          1,427
- - - - - - - ------------------------------------------------------
   Total deferred tax assets                     9,487
- - - - - - - ------------------------------------------------------
   Net deferred tax assets                      $1,409
======================================================

Fiscal years from 1984 forward are undergoing examination by the IRS; however, management believes that the ultimate outcome will not have a material effect on the Company's financial position.

Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" which requires companies to change the method of accounting for income taxes from the deferred to the liability method. The effect was not material.

Note E. Long-Term Debt and Credit Agreements

Subordinated Debt:

During fiscal 1993, the Company redeemed all of its remaining 12-1/2% Senior Subordinated Notes ($20 million at 102% of par and the remainder at par). The charge (representing the redemption premium and write off of deferred costs and discount) is included in extraordinary items. During 1992, the Company repurchased $2,500,000 in principal amount of 12-1/2% Notes. During fiscal 1993, the Company called for redemption all of its 8-1/2% Convertible Subordinated Debentures. This resulted in redemption of $145,000 and conversion of $25,861,000 into approximately 2,050,000 shares of Common Stock.

On March 31, 1993, the Company entered into a Credit Agreement with three banks providing a three year revolving loan facility for an aggregate of $40 million less the amount of outstanding letters of credit ($13,693,000 at June 30, 1994) under a $17 million letter of credit sub-facility that is available for the Company's insurance program. In connection with the acquisition of Sinclair (see Note B) effective August 1, 1994, the revolving loan facility was increased to $60,000,000 and $26,000,000 was borrowed thereunder.

Loans under the facility will bear interest at prime or, at the Company's option, at the LIBOR rate plus 2% and the facility is secured by the Company's accounts receivable.

The Credit Agreement requires the Company to maintain consolidated tangible net worth (as defined) of not less than $82 million on the last day of each quarter and defined levels of working capital, leverage and interest coverage; and provides for limits on cash dividends, stock repurchases and other restricted payments (as defined). The most restrictive covenant would limit restricted payments made subsequent to June 30, 1994 to $7,028,000 (before consideration of subsequent earnings or other changes).

Note F.  Shareholders' Equity

Deferred compensation in the Stockholders' Equity section represents the unamortized portion of loans to the Company's Employee Stock Ownership Plan
(ESOP). The loans are being amortized over 5 to 15 years. As of June 30, 1994, the ESOP owns 560,592 shares of Common Stock.

On August 7, 1992, pursuant to an agreement signed on July 21, 1992, Corimon C.A. (an industrial company in Venezuela) purchased 2,312,000 newly issued shares of the Company's Common Stock at a price of $16.75 per share, or an aggregate of $38,726,000. As of June 30, 1994, Corimon owns approximately 25% of the Company's outstanding Common Stock, three of Corimon's designees have joined the Company's Board of Directors. Corimon has also agreed to customary "standstill" provisions which will continue in effect until, in general, October 1995. During the standstill period, Corimon is permitted to increase its ownership position to a maximum of 28% of the Company's stock. See Note G with respect to the Company's Shareholder Rights Plan. The Company has entered into certain immaterial arms length license and distribution agreements and other commercial transactions with Corimon.

During fiscal 1993, holders of $25,861,000 principal amount of 8-1/2% Convertible Subordinated Debentures elected to convert to approximately 2,050,000 shares of Common Stock. This resulted in an increase in Common Stock of $205,000 and an increase in paid-in capital of $25,848,000 after adjustments for deferred costs, accrued interest and expenses of the transaction.

Note G.  Stock Options and Reserved Shares

In October 1990, the Stockholders approved the 1990 Stock Option Incentive Plan which provides that options may be designated as "Incentive Stock Options" under the Internal Revenue Code. Under the Plan (which authorizes a total of 500,000 shares), options are granted at not less than the greater of market price on the date of grant or book value. Presently, outstanding options are for ten years from the date of grant and become exercisable in annual installments of 16-2/3% beginning two years after grant. Options remain outstanding under a prior plan for the purpose of exercise only.

Transactions during the three years are summarized as follows:

                                      Option         Number
                                      Price            of
                                    Per Share        Shares
- - - - - - - -----------------------------------------------------------
Outstanding (154,000 exercisable)
 at June 30, 1991                 $4.44 to $12.69   257,000
Granted                                9.81          25,000
Exercised                          4.44 to   4.50   (13,000)
Terminated or expired                  4.50          (1,000)
- - - - - - - ------------------------------------------------------------
Outstanding (154,000 exercisable)
 at June 30, 1992                 $7.25 to $12.69   268,000
Granted                           11.81 to  12.00    20,000
Exercised                          7.25 to  10.94   (31,000)
Terminated or expired              9.19 to  10.15   (10,000)
- - - - - - - ------------------------------------------------------------
Outstanding (147,000 exercisable)
 at June 30, 1993                  $7.25 to$12.69   247,000
Granted                            14.00 to 18.13    30,000
Exercised                           9.19 to 11.56   (93,000)
Terminated or expired                  8.33         (10,000)
- - - - - - - ------------------------------------------------------------
Outstanding (65,000 exercisable)
 at June 30, 1994                 $7.25 to $18.13   174,000
============================================================

At June 30, 1994, 124,000 outstanding options have been designated as "Incentive Stock Options."

The Company adopted a Shareholder Rights Plan in February 1988 providing for the issuance of one Right for each share of the Company's Common Stock issued and outstanding. Holders of Rights would be entitled, if certain events occur, to purchase Common Stock of the Company (or, in certain cases, Common Stock of an "Acquiring Person", who in general is a person or a group of affiliated or associated persons having beneficial ownership of 20% or more of the outstanding shares of the Company's Common Stock) at a 50% discount. These events include, among others, the acquisition by an Acquiring Person of 30% or more of the then outstanding shares of Common Stock of the Company. The Company is entitled to redeem the Rights at $ .01 per Right under certain circumstances and, if not redeemed, the Rights will expire on February 26, 1998. Pursuant to the terms of the agreement between the Company and Corimon described in Note F, the Company has amended the Shareholder Rights Plan to increase from 20% to 30% the beneficial ownership percentage threshold in the definition of "Acquiring Person" and to include a new "flip-in" provision (or Triggering Event) which would allow the Board of Directors of the Company to trigger a "flip-in" event if the Board declared a person with beneficial ownership of at least 20% of the Company's Stock to be an "Adverse Person."
The Company has agreed that it will not declare Corimon or its affiliates to be an "Adverse Person" if their beneficial ownership is less than 30%.

At June 30, 1994, the Company had reserved shares of Common Stock for issuance as follows:

Issuance of stock related to rights                   17,000,000
Options                                                  546,000
- - - - - - - ----------------------------------------------------------------
                                                      17,546,000
================================================================

Note H.  Employee Plans

The Company and its domestic subsidiaries presently have trusteed non-contributory defined benefit pension plans covering non-union employees and union employees whose unions have bargained to be covered. Benefits are based on years of service and average final compensation. The funding policy is normally to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974.

The Company also has an Employee Stock Ownership Plan (ESOP) which covers most
of its domestic employees (see Note F).   The Board of Directors decided not to
make a contribution to the plan for fiscal 1994. Expense under this plan was $318,000 (1993) and $260,000 (1992).

The net pension expense for the Company's domestic pension plans includes the following components (in thousands):

                                          1994    1993    1992
- - - - - - - --------------------------------------------------------------
Service cost-benefits earned
 during the period                        $816    $667    $724
Interest cost on projected
 benefit obligation                      1,025     873     837
Less actual return on plan assets         (812)   (813)   (918)
Net amortization and deferral              140     142     283
- - - - - - - --------------------------------------------------------------
                                        $1,169    $869    $926
===============================================================

The weighted average discount rate and rate of increase in future compensation used in determining the actuarial present value of the projected benefit obligation are 7.6% and 5% (1994), respectively, and 8.5% and 5% (1993), respectively. The expected long-term rate of return is 8.0% (1994) and 8.5%
(1993).

The following table sets forth the funded status and amount recognized for the Company's domestic pension plans in the consolidated balance sheet at June 30, 1994 and 1993 (in thousands):

                                             1994        1993
- - - - - - - -------------------------------------------------------------
Actuarial present value of accumulated
 plan benefits, including vested benefits
 of $11,056 and $8,972                     $11,256     $9,147
- - - - - - - -------------------------------------------------------------
Plan assets at fair value, primarily
 marketable securities                     $ 9,828     $9,588
Projected benefit obligation for service
 rendered to date                          (14,470)   (11,733)
- - - - - - - --------------------------------------------------------------
Projected benefit obligation in excess
 of plan assets                             (4,642)    (2,145)
Unrecognized net loss                        3,581      1,709
Unrecognized net liability
 (transition amount) being recognized
 over approximately 18 years                  (245)      (255)
- - - - - - - --------------------------------------------------------------
Accrued pension liability (primarily
 noncurrent)                               $(1,306)     $(691)
==============================================================

The Company has a retirement benefits program for certain directors who are not employees of the Company and a supplemental retirement benefits program for certain senior executive officers. The Company funds obligations thereunder by life insurance contracts. Expense under these programs amounted to $77,000
(1994) and $296,000 (1993) and $260,000 (1992).  The amount of accrued liability was $2,042,000 and $2,108,000 as of June 30, 1994 and 1993,
respectively.

Note I.  Commitments and Contingencies

Rental expense for continuing operations for all leases was $9.4 million, $8.8 million and $8.9 million in 1994, 1993 and 1992, respectively.

The future minimum rental commitment as at June 30, 1994 for all non-cancellable leases (principally buildings) is $28.8 million, which includes $7.7 million - 1995, $6.7 million - 1996, $5.4 million - 1997, $3.6 million -
1998 and $1.7 million - 1999.

Litigation Matters

There are various legal proceedings and claims pending against the Company arising out of its business. The Company vigorously defends the actions and claims against it. In the opinion of management, these actions and claims are either without merit, protected by insurance coverage or rights to indemnification, or, based in part on opinions of counsel, will not have a material adverse effect on the Company's consolidated financial position.

Environmental

(a) The Company is involved in a number of environmentally related matters, the costs of which are not considered to be material or for which an accrual based on a minimum cost or a reasonable estimate of the total cost of cleanup or compliance has been made.

(b) In addition:

In September 1989, the Company received a notice from the Illinois EPA that a former subsidiary was identified as a potentially responsible party ("PRP") at a landfill site in Illinois. In June 1992 and July 1994, further notices were received stating that the Illinois EPA had information indicating that the Company may be liable for costs of remedial action at the site. At a meeting in August, 1994, the Illinois EPA indicated that the Company would be expected to pay a substantial amount to resolve its alleged liability at the site. The Company has not agreed to accept any determination of liability and is presently exploring the extent of its exposure and expects to continue discussions with the Illinois EPA.

In May 1990, the EPA notified the Company that a subsidiary had been connected with a landfill site in Maryland. The Company has no records showing disposals at this site. However, at least one of the subsidiary's waste haulers is alleged to have transported waste materials to the site. In August 1993, the Company received and subsequently responded to a letter from the EPA requesting additional information regarding products manufactured and waste disposal practices.

In August 1990, the Company was notified by the Department of Environmental Resources of Pennsylvania that it is a PRP at a site in Pennsylvania. The Company was one of the two largest users of the site in terms of volume of materials sent to the site for recycling. The Company and other PRPs have completed waste characterization of substances contained in tanks and drums at the site and have commenced removal and disposal.

In July 1991, the Company received a letter from the EPA advising that the Company is a PRP at a landfill site in Florida. In January 1993, the Company and 17 other PRPs entered into an Administrative Order by Consent pursuant to which the PRPs have agreed to perform a remedial investigation and feasibility study for the site.

In November 1992, the Company received a letter from the EPA requesting information regarding the Company's use of a drum reconditioner in Florida. The Company responded to this letter, and has heard nothing further from the EPA.

A subsidiary of the Company has sued the prior owner of its production facility in connection with soil and ground-water contamination at that facility. The prior owner has denied responsibility.

The Company cannot estimate the total costs of cleanup at the above sites or its share of costs where it is found to be a responsible party. Where a minimum cost of cleanup has been established, the applicable amount has been accrued. Based upon management's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which many costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

Note J.  Industry Segment Data

                                        Year Ended June 30
- - - - - - - ---------------------------------------------------------------
                                     1994        1993      1992
- - - - - - - ---------------------------------------------------------------
                                          (In thousands)
Revenues from continuing
 operations (a)
 Coatings and chemicals             $324,203  $288,523  $289,188
 Consumer and professional products   77,615    76,941    68,675
                                     ---------------------------
Sub total                            401,818   365,464   357,863
 Consumer and professional products
 Product lines disposed of                                16,339
                                     ---------------------------
Total revenues                      $401,818  $365,464  $374,202
                                     ===========================

Operating income
 Coatings and chemicals (b)          $23,784   $19,929   $23,047
 Consumer and professional products    9,225     8,739     5,703
                                      --------------------------
Total operating income                33,009    28,668    28,750
Corporate expenses                    (8,904)   (7,181)   (8,635)
Corporate interest income              1,027     1,284     1,162
Unusual items (c)                                1,000     2,000
Interest expense                        (897)   (5,701)   (9,026)
                                      --------------------------
Income (loss) from continuing        $24,235   $18,070   $14,251
 operations before income taxes       ==========================



(a)      Revenues include royalty income of $2,912,000 (1994), $3,309,000
         (1993) and $1,310,000 (1992).

(b)      Includes $186,000 (1994), $157,000 (1993) and $972,000 (1992) related to foreign operations.

(c)      See Note C to financial statements.

Identifiable Assets                  1994        1993      1992
- - - - - - - ---------------------------------------------------------------
                                           (In thousands)
- - - - - - - ---------------------------------------------------------------
Coatings and chemicals              $156,914  $126,126  $125,280
Consumer and professional
 products (a)                         31,554    31,989    58,996
- - - - - - - ----------------------------------------------------------------
                                     188,468   158,115   184,276
Corporate                             59,453    75,754    49,215
- - - - - - - ----------------------------------------------------------------
                                    $247,921  $233,869  $233,491
================================================================
Depreciation
- - - - - - - ----------------------------------------------------------------
Coatings and chemicals                $3,870    $3,328    $3,690
Consumer and professional
 products (a)                          1,333     1,548     1,595
- - - - - - - ----------------------------------------------------------------
                                       5,203     4,876     5,285
Corporate                                 82       183        85
- - - - - - - ----------------------------------------------------------------
                                      $5,285    $5,059    $5,370
================================================================
Capital Expenditures
- - - - - - - ----------------------------------------------------------------
Coatings and chemicals                $4,760    $2,964    $4,778
Consumer and professional
 products (a)                            941     1,027     2,471
- - - - - - - ----------------------------------------------------------------
                                       5,701     3,991     7,249
Corporate                                 16       107        16
- - - - - - - ----------------------------------------------------------------
                                      $5,717    $4,098    $7,265
================================================================

(a) Includes discontinued operations (AquaChem) in 1992.

Product lines amounting to 10% or more of consolidated revenues from continuing operations were:

Architectural coatings                    56%       52%      42%
Maintenance and marine coatings           18%       19%      20%

Refer to "Industry Segment Data" on page 12 in this annual report for additional information relating to revenues and income (loss) before income taxes of the Company's principal business segments for the three years ended June 30, 1994 which is incorporated as part of the notes hereto.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 30, 1994 and 1993:

                                         1994
                                   Three Months Ended
                     Sept. 30      Dec.31      March 31   June 30
                     --------------------------------------------
                        (In thousands except per share amounts)
Revenues from
 continuing
 operations        $103,928    $93,458     $91,180  $113,252
                   -----------------------------------------
Cost of products
 sold                65,633     59,066      59,436    71,740
                   -----------------------------------------
Income from
 continuing
 operations           4,099      1,916       1,278     6,763(a)
                   -----------------------------------------
Discontinued
 operations
Extraordinary item
Net income           $4,099     $1,916      $1,278    $6,763
                   =========================================

Per share
  - primary:
Income from
 continuing
 operations           $.25        $.12       $.08     $.42
                      ------------------------------------
Discontinued
 operations
Extraordinary item
Net income            $.25        $.12       $.08     $.42
                      ====================================

                                         1993
                                   Three Months Ended
                     Sept. 30      Dec.31      March 31   June 30
                     --------------------------------------------
                        (In thousands except per share amounts)
Revenues from
 continuing
 operations         $96,813      $82,383      $82,787   $103,481
                    --------------------------------------------
Cost of products
 sold                60,591       52,599       52,590     65,148
                    --------------------------------------------
Income
 from continuing
 operations           3,173 (b)      917 (c)    1,464      5,288
                    --------------------------------------------
Discontinued
 operations             122         (391)         346      2,003
                    --------------------------------------------
Extraordinary
 item                  (349)         (97)                    (4)
                    --------------------------------------------
Net income           $2,946         $429       $1,810     $7,287
                    ============================================

Per share
 - primary:
(Income from
  continuing
  operations          $.23 (b)      $.07 (c)     $.11       $.37
                      ------------------------------------------
Discontinued
 operations           $.01         ($.03)        $.02       $.15
                      ------------------------------------------
Extraordinary item   ($.02)        ($.01)
                      ------------------------------------------
Net income            $.22          $.03         $.13       $.52
                      ==========================================


(a) Includes a credit related to an actuarial revision of prior quarters insurance expense of $746,000 ($.05 per share).

(b)      Includes unusual (after tax) gain of $150,000 ($.01 per share).

(c)      Includes unusual (after tax) gain of $450,000 ($.03 per share).

Item 9           Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure
                 ---------------------------------------------

                 Not applicable.

                                    PART III

                 The information called for by Part III (Items 10, 11, 12, and
13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) is incorporated herein by reference to such information which is to be contained in the Company's Proxy Statement to be used in connection with the Company's 1994 Annual Meeting of Shareholders, which Proxy Statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

Item 14          Exhibits, Financial Statement Schedules and Reports
- - - - - - - -------          on Form 8-K
                 ---------------------------------------------------

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are presented in Item 8 of this Report:

                 Report of Independent Auditors

                 Consolidated Statement of Income - Years Ended
                 June 30, 1994, 1993 and 1992

                 Consolidated Statement of Stockholders' Equity -
                 Years Ended June 30, 1994, 1993 and 1992

                 Consolidated Balance Sheet Income - June 30, 1994 and 1993

                 Consolidated Statement Income of Cash Flows - Years Ended June 30, 1994, 1993 and 1992

                 Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are presented on pages F-1 through F-2 of this Report:

                 Schedule VIII -- Valuation and Qualifying Accounts

                 Schedule IX -- Short-Term Borrowings

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
3(a)(1)          Restated Certificate of Incorporation of the Company filed with the New York Department of State on October 18,
                 1965.  (Exhibit 2.2 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(2)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on August 12, 1966.  (Exhibit 2.3 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(3)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on August 19, 1968.  (Exhibit 2.4 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(4)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on November 20, 1968.  (Exhibit 2.5 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(5)          Certificate of Amendment of the Certificate of  Incorporation of the Company filed with the New York Department of
                 State on August 18, 1969.  (Exhibit 2.6 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(6)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on February 1, 1972.  (Exhibit 2.7 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(7)          Certificate of Amendment of the Certificate of  Incorporation of the Company filed with the New York Department of
                 State on May 14, 1973.  (Exhibit 3(a)(7) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1987, File No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
3(a)(8)          Certificate of Merger of Grow Chemical Company into the Company filed with the New York Department of State on
                 January 14, 1975.  (Exhibit 3(a)(8) to the Company's Form 10-K Annual Report for the fiscal year ended June 30,
                 1987, File No. 1-4596.)

3(a)(9)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on June 1, 1976.  (Exhibit 3(a)(9) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1987, File No. 1-4596.)

3(a)(10)         Certificate of Merger of Midland Adhesive and Chemical Corporation into the Company filed with the New York
                 Department of State on June 29, 1976.  (Exhibit 3(a)(10) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1987, File No. 1-4596.)

3(a)(11)         Certificate of Amendment of the Certificate of  Incorporation of the Company filed with the New York Department of
                 State on December 20, 1976.  (Exhibit 2.10 to Amendment No. 2 to the Company's Form S-7 Registration Statement,
                 File No. 2-57632.)

3(a)(12)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on January 17, 1977.  (Exhibit 2.11 to Amendment No. 2 to the Company's Form S-7 Registration Statement, File
                 No. 2-57632.)

3(a)(13)         Certificate of Correction filed with the New York Department of State on January 17, 1977.  (Exhibit 2.12 to
                 Amendment No. 2 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(14)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on November 2, 1977.  (Exhibit 3(a)(14) to the Company's Form 10-K Annual Report for the fiscal year ended
                 June 30, 1987, File No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
3(a)(15)         Certificate of Merger of Devoe & Raynolds Company, Inc., Grow Chemical Sealants Corp., Harris Paint Company and
                 U.S. Paint, Lacquer & Chemical Company into the Company filed with the New York Department of State on June 26,
                 1978.  (Exhibit 2.16 to the Company's Form S-7 Registration Statement, File No. 2-67686.)

3(a)(16)         Certificate of Amendment of the Certificate of  Incorporation of the Company filed with the New York Department of
                 State on April 20, 1979.  (Exhibit 3(a)(16) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1988, File No. 1-4596.)

3(a)(17)         Certificate of Amendment of Certificate of     Incorporation of the Company filed with the New York Department of
                 State on June 27, 1979.  (Exhibit 3(a)(17) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1988, File No. 1-4596.)

3(a)(18)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on October 31, 1979.  (Exhibit 3(a)(18) to the Company's Form 10-K Annual Report for the fiscal year ended
                 June 30, 1988, File No. 1-4596.)

3(a)(19)         Certificate of Merger of Trewax Company into the Company filed with the New York Department of State on June 17,
                 1980.  (Exhibit 4(a)(19) to the Company's Form S-16 Registration Statement, File No. 2-72089.)

3(a)(20)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on June 25, 1980.  (Exhibit 3(a)(20) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1990, File No. 1-4596.)

3(a)(21)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on February 6, 1986.  (Exhibit 3(a)(21) to the Company's Form 10-K Annual Report for the fiscal year ended
                 June 30, 1986, File No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
3(a)(22)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State in October 1986.  Exhibit 3(a)(22) to Amendment No. 1 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1987, File No. 1-4596.)

3(a)(23)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on November 9, 1987. (Exhibit 4 to the Company's Form 10-Q Quarterly Report for the quarter ended September
                 30, 1987, File No. 1-4596.)

3(b)             By-Laws of the Company, as amended.  (Exhibit 3.2 to the Company's Current Report on Form 8-K, dated July 12, 1990,
                 File No. 1-4596.)

4(a)             Amended and Restated Rights Agreement, dated as of August 7, 1992, between the Company and The Bank of New York, as
                 Rights Agent.  (Exhibit 1.1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A, dated February
                 23, 1988, File No. 1-4596.)

4(b)(1)          Credit Agreement (the "Credit Agreement"), dated as of March 31, 1993, by and among the Company, Grow Group
                 Insurance, Ltd., Chemical Bank New Jersey, N.A., Fleet Bank, PNC Bank, Kentucky, Inc. and Chemical Bank.  (Exhibit
                 4.1 to the Company's Current Report on Form 8-K, date of earliest event reported:  March 31, 1993, File No.
                 1-4596).

4(b)(2)          Amendment No. 1, dated August 6, 1993, to the Credit Agreement, by and among the Company, Cello Corp., Ameritone
                 Paint Corporation, Zynolyte Products Company, Chemical Bank New Jersey, N.A., Fleet Bank and PNC Bank, Kentucky,
                 Inc. (Exhibit 4.1(b) to the Company's Current Report on Form 8-K, date of earliest event reported:  August 3, 1994,
                 File No. 1-4596).

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
4(b)(3)          Waiver, Consent and Amendment No. 2, dated August 3, 1994, to the Credit Agreement, by and among the Company, Grow
                 Group Insurance, Ltd., Cello Corp., Sinclair Acquisition Corp. (formerly known as Ameritone Paint Corporation),
                 Zynolyte Products Company, Chemical Bank New Jersey, N.A., Fleet Bank and PNC Bank, Kentucky, Inc. (Exhibit 4.1(c)
                 to the Company's Current Report on Form 8-K, date of earliest event reported:  August 3, 1994, File No. 1-4596).

**+10(a)(1)      Employment Agreement dated and effective as of October 31, 1992 between the Company and Russell Banks.

+10(a)(2)        Amended and Restated Employment Agreement dated effective as of September 15, 1988 between the Company and John F.
                 Gleason.  (Exhibit 10(a)(2) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File
                 No. 1-4596.)

+10(a)(3)(i)     Amended and Restated Employment Agreement dated effective as of September 15, 1988 between the Company and Joseph
                 M. Quinn.  (Exhibit 10(a)(3) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File
                 No. 1-4596.)

+10(a)(3)(ii)    Amendment No. 1 effective as of July 1, 1991 to Amended and Restated Employment Agreement dated effective as of
                 September 15, 1988 between the Company and Joseph M. Quinn.  (Exhibit 10(a)(3)(ii) to the Company's Form 10-K
                 Annual Report for the fiscal year ended June 30, 1992, File No. 1-4596.)

+10(a)(4)        Amended and Restated Employment Agreement dated effective as of September 15, 1988 between the Company and Lloyd
                 Frank.  (Exhibit 10(a)(5) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File
                 No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
+10(a)(5)        Employment Agreement effective as of September  15, 1988 between the Company and Frank V. Esser.  (Exhibit 10(a)(7)
                 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File No. 1-4596.)

+10(b)(1)        Amended and Restated 1976 Stock Option Incentive Plan.  (Exhibit 10(b) to the Company's Form 10-K Annual Report for
                 the fiscal year ended June 30, 1989, File No. 1-4596.)

+10(b)(2)(i)     1990 Stock Option Incentive Plan.  (Exhibit 28 to the Company's Form S-8 Registration Statement, File No.
                 33-41274.)

**+10(b)(2)(ii)  1990 Stock Option Incentive Plan, as amended through August 18, 1994, which amendments are subject to shareholder approval.

+10(c)(1)        Form of Amended and Restated Supplemental Retirement and Death Benefit Agreement dated effective as of September
                 15, 1988 between the Company and each of Russell Banks, John F. Gleason, Joseph M. Quinn and Lloyd Frank, together with a schedule setting forth the  material details in which each such agreement differs from the form filed herewith.  (Exhibit 10(c) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File
                 No. 1-4596.)

+10(c)(2)        Supplemental Retirement and Death Benefits Agreement dated as of January 12, 1990, between the Company and Leslie
                 Stott.  (Exhibit 10(c)(2) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1990, File
                 No. 1-4596.)

+10(d)           Amended and Restated Non-Employee Director Fee Continuation Plan.  (Exhibit 10(d) to the Company's Form 10-K Annual
                 Report for the fiscal year ended June 30, 1989, File No. 1-4596.)

+10(e)           Fee Continuation Agreement dated as of September 15, 1988, between the Company and Robert J. Milano.  (Exhibit
                 10(e)(ii) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, File No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
+10(f)           Grow Group, Inc. Management Incentive Compensation Program.  (Exhibit 10(i) to the Company's Form 10-K Annual
                 Report for the fiscal year ended June 30, 1984, File No. 1-4596.)

10(g)(1)         Stock Purchase Agreement dated July 21, 1992 by and among the Company, Corimon C.A. S.A.C.A. and Corimon
                 Corporation.  (Exhibit 10(j)(i) to the Company's Current Report on Form 8-K dated July 27, 1992, File No. 1-4596.)

10(g)(2)         Registration Rights Agreement dated August 7,  1992 by and between the Company and Corimon C.A. S.A.C.A.  (Exhibit
                 10(j)(ii) to the Company's Current Report on Form 8-K dated August 12, 1992, File No. 1-4596.)

10(g)(3)         Standstill Agreement dated July 21, 1992 by and among the Company, Corimon C.A. S.A.C.A. and Corimon Corporation.
                 (Exhibit 10(j)(iii) to the Company's Current Report on Form 8-K dated July 27, 1992, File No. 1-4596.)

10(g)(4)         Amendment dated May 24, 1993 to the Standstill Agreement.  (Exhibit 10(j)(iv) to the Company's Current Report on
                 Form 8-K dated May 24, 1993, File No. 1-4596.)

**10(h)          Coatings License Agreement dated as of March 24, 1993 by and between the Company and Montana, C.A.

**10(i)          Coatings License Agreement dated as of April 21, 1993 by and between the Company and Montana, C.A.

*11              Computation of Earnings Per Share.

*22              Subsidiaries of Grow Group, Inc.

*23              Consent of Independent Auditors.

*27              Financial Data Schedule.

**28             Grow Group, Inc. Employee Stock Ownership and Savings Plan Annual Report on Form 11-K for the year ended June 30,
                 1992.

- - - - - - - -----------------------------
*   Filed herewith.
**  To be filed by amendment.
+   Management contract or compensatory plan or arrangement.

                 All exhibits, other than those filed herewith or to be filed by amendment, are incorporated herein by reference to the exhibit indicated in parenthetical references.

                 (b)      Reports on Form 8-K
                          -------------------

                 During the fourth quarter of the Company's fiscal year ended June 30, 1994, the Company filed a Current Report on Form 8-K, date of earliest event reported: May 7, 1994, reporting under Item 5, "Other Events." No financial statements were filed with that Report.

                                  UNDERTAKING

                 The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith. Such instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities and Exchange Act of 1934 and the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GROW GROUP, INC.

Dated:  September 21, 1994        By:      RUSSELL BANKS
                                           ------------------------
                                           Russell Banks, President

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                                      Date
- - - - - - - ---------                         -----                                      ----
RUSSELL BANKS             President (Principal Executive            September 21, 1994
- - - - - - - -------------             Officer and Director)
Russell Banks

FRANK V. ESSER            Treasurer (Chief Financial                September 21, 1994
- - - - - - - --------------            Officer)
Frank V. Esser

HAROLD G. BITTLE          Director                                  September 21, 1994
- - - - - - - ----------------
Harold G. Bittle

ARTHUR W. BROSLAT         Director                                  September 21, 1994
- - - - - - - -----------------
Arthur W. Broslat

PHILIPPE ERARD            Director                                  September 21, 1994
- - - - - - - --------------
Philippe Erard

LLOYD FRANK               Director                                  September 21, 1994
- - - - - - - -----------
Lloyd Frank

JOHN F. GLEASON           Director                                  September 21, 1994
- - - - - - - ---------------
John F. Gleason

PETER L. KEANE            Director                                  September 21, 1994
- - - - - - - --------------
Peter L. Keane

ANGUS MACDONALD           Director                                  September 21, 1994
- - - - - - - ---------------
Angus MacDonald

ROBERT J. MILANO          Director                                  September 21, 1994
- - - - - - - ----------------
Robert J. Milano

TULLY PLESSER             Director                                  September 21, 1994
- - - - - - - -------------
Tully Plesser

JOSEPH M. QUINN           Director                                  September 21, 1994
- - - - - - - ---------------
Joseph M. Quinn

WILLIAM H. TURNER         Director                                  September 21, 1994
- - - - - - - -----------------
William H. Turner

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
GROW GROUP, INC. AND SUBSIDIARIES

- - - - - - - --------------------------------------------------------------------
Col A        Col B              Col C            Col D       Col E
- - - - - - - --------------------------------------------------------------------
                         ADDITIONS
            -----------------------------------

Description  Balance at  Charged to  Charged to  Deductions  Balance
             Beginning   Costs and   Other       Describe    End of
             of Period   Expenses    Accounts-               Period
                                      Describe
- - - - - - - --------------------------------------------------------------------
                                                   (a)
Deducted from
 accounts
 receivable:
Allowance for
 doubtful
 accounts:

Year ended
June 30, 1994   $3,341    $2,089    $272 (b)    ($2,035)     $3,667
====================================================================

Year ended
June 30, 1993   $3,441    $2,586   ($100)(c)    ($2,586)     $3,341
====================================================================

Year ended
June 30, 1992   $3,962    $2,622   ($464)(d)    ($2,679)     $3,441
====================================================================


(a)      Write-off of uncollectible accounts receivable less recoveries.
(b) Allowance for doubtful accounts of acquired company at acquisition date.
(c)      Reclassification to other accounts.
(d) Allownace for doubtful accounts of assets disposed of at disposal date.

SCHEDULE IX - SHORT-TERM BORROWINGS
GROW GROUP, INC. AND SUBSIDIARIES

- - - - - - - --------------------------------------------------------------------
Col. A        Col B        Col C      Col D      Col E(2)   Col F(3)
- - - - - - - --------------------------------------------------------------------
Category of   Balance at   Weighted   Maximum    Average    Weighted
Aggregate     End of       Average    Amount     Amount     Average
Short-Term    Period       Interest   Out-       Out-       Interest
Borrowings                 Rate       standing   standing   Rate
                                      During     During     During
                                      the        the        the
                                      Period     Period     Period
- - - - - - - --------------------------------------------------------------------
Year Ended
June 30, 1994
 Loan payable
 to Bank       $0                       $0        $0
====================================================================

Year Ended
June 30, 1993
 Loan payable
 to Bank       $0                       $0        $0
====================================================================

Year Ended
June 30, 1992
 Loan payable
 to Bank(1)    $0                  $5,000,000   $232,877    9.0%
====================================================================


1) The loan payable to bank was repaid July 17, 1991 and represented borrowings under prior credit arrangements.

2) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by 365.

3) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.

                                                                 File No. 1-4596





                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                          ---------------------------



                                 ANNUAL REPORT

                                       on

                                   FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1994

                                     under

                    THE SECURITIES AND EXCHANGE ACT OF 1934


                           --------------------------




                                GROW GROUP, INC.
             (Exact name of registrant as specified in its charter)





                                    EXHIBITS
                                    --------

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
3(a)(1)          Restated Certificate of Incorporation of the Company filed with the New York Department of
                 State on October 18, 1965.  (Exhibit 2.2 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(2)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on August 12, 1966.  (Exhibit 2.3 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(3)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on August 19, 1968.  (Exhibit 2.4 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(4)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on November 20, 1968.  (Exhibit 2.5 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(5)          Certificate of Amendment of the Certificate of  Incorporation of the Company filed with the New York Department of
                 State on August 18, 1969.  (Exhibit 2.6 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(6)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on February 1, 1972.  (Exhibit 2.7 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(7)          Certificate of Amendment of the Certificate of  Incorporation of the Company filed with the New York Department of
                 State on May 14, 1973.  (Exhibit 3(a)(7) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1987, File No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
3(a)(8)          Certificate of Merger of Grow Chemical Company into the Company filed with the New York Department of State on
                 January 14, 1975.  (Exhibit 3(a)(8) to the Company's Form 10-K Annual Report for the fiscal year ended June 30,
                 1987, File No. 1-4596.)

3(a)(9)          Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on June 1, 1976.  (Exhibit 3(a)(9) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1987, File No. 1-4596.)

3(a)(10)         Certificate of Merger of Midland Adhesive and Chemical Corporation into the Company filed with the New York
                 Department of State on June 29, 1976.  (Exhibit 3(a)(10) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1987, File No. 1-4596.)

3(a)(11)         Certificate of Amendment of the Certificate of  Incorporation of the Company filed with the New York Department of
                 State on December 20, 1976.  (Exhibit 2.10 to Amendment No. 2 to the Company's Form S-7 Registration Statement,
                 File No. 2-57632.)

3(a)(12)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on January 17, 1977.  (Exhibit 2.11 to Amendment No. 2 to the Company's Form S-7 Registration Statement, File
                 No. 2-57632.)

3(a)(13)         Certificate of Correction filed with the New York Department of State on January 17, 1977.  (Exhibit 2.12 to
                 Amendment No. 2 to the Company's Form S-7 Registration Statement, File No. 2-57632.)

3(a)(14)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on November 2, 1977.  (Exhibit 3(a)(14) to the Company's Form 10-K Annual Report for the fiscal year ended
                 June 30, 1987, File No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
3(a)(15)         Certificate of Merger of Devoe & Raynolds Company, Inc., Grow Chemical Sealants Corp., Harris Paint Company and
                 U.S. Paint, Lacquer & Chemical Company into the Company filed with the New York Department of State on June 26,
                 1978.  (Exhibit 2.16 to the Company's Form S-7 Registration Statement, File No. 2-67686.)

3(a)(16)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on April 20, 1979.  (Exhibit 3(a)(16) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1988, File No. 1-4596.)

3(a)(17)         Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Department of
                 State on June 27, 1979.  (Exhibit 3(a)(17) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1988, File No. 1-4596.)

3(a)(18)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on October 31, 1979.  (Exhibit 3(a)(18) to the Company's Form 10-K Annual Report for the fiscal year ended
                 June 30, 1988, File No. 1-4596.)

3(a)(19)         Certificate of Merger of Trewax Company into the Company filed with the New York Department of State on June 17,
                 1980.  (Exhibit 4(a)(19) to the Company's Form S-16 Registration Statement, File No. 2-72089.)

3(a)(20)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on June 25, 1980.  (Exhibit 3(a)(20) to the Company's Form 10-K Annual Report for the fiscal year ended June
                 30, 1990, File No. 1-4596.)

3(a)(21)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on February 6, 1986.  (Exhibit 3(a)(21) to the Company's Form 10-K Annual Report for the fiscal year ended
                 June 30, 1986, File No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
3(a)(22)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State in October 1986.  Exhibit 3(a)(22) to Amendment No. 1 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1987, File No. 1-4596.)

3(a)(23)         Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of
                 State on November 9, 1987. (Exhibit 4 to the Company's Form 10-Q Quarterly Report for the quarter ended September
                 30, 1987, File No. 1-4596.)

3(b)             By-Laws of the Company, as amended.  (Exhibit 3.2 to the Company's Current Report on Form 8-K, dated July 12, 1990,
                 File No. 1-4596.)

4(a)             Amended and Restated Rights Agreement, dated as of August 7, 1992, between the Company and The Bank of New York, as
                 Rights Agent.  (Exhibit 1.1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A, dated February
                 23, 1988, File No. 1-4596.)

4(b)(1)          Credit Agreement (the "Credit Agreement"), dated as of March 31, 1993, by and among the Company, Grow Group
                 Insurance, Ltd., Chemical Bank New Jersey, N.A., Fleet Bank, PNC Bank, Kentucky, Inc. and Chemical Bank.  (Exhibit
                 4.1 to the Company's Current Report on Form 8-K, date of earliest event reported:  March 31, 1993, File No.
                 1-4596).

4(b)(2)          Amendment No. 1, dated August 6, 1993, to the Credit Agreement, by and among the Company, Cello Corp., Ameritone
                 Paint Corporation, Zynolyte Products Company, Chemical Bank New Jersey, N.A., Fleet Bank and PNC Bank, Kentucky,
                 Inc. (Exhibit 4.1(b) to the Company's Current Report on Form 8-K, date of earliest event reported:  August 3, 1994,
                 File No. 1-4596).

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
4(b)(3)          Waiver, Consent and Amendment No. 2, dated August 3, 1994, to the Credit Agreement, by and among the Company, Grow
                 Group Insurance, Ltd., Cello Corp., Sinclair Acquisition Corp. (formerly known as Ameritone Paint Corporation),
                 Zynolyte Products Company, Chemical Bank New Jersey, N.A., Fleet Bank and PNC Bank, Kentucky, Inc. (Exhibit 4.1(c)
                 to the Company's Current Report on Form 8-K, date of earliest event reported:  August 3, 1994, File No. 1-4596).

**+10(a)(1)      Employment Agreement dated and effective as of October 31, 1992 between the Company and Russell Banks.

+10(a)(2)        Amended and Restated Employment Agreement dated effective as of September 15, 1988 between the Company and John F.
                 Gleason.  (Exhibit 10(a)(2) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File
                 No. 1-4596.)

+10(a)(3)(i)     Amended and Restated Employment Agreement dated effective as of September 15, 1988 between the Company and Joseph
                 M. Quinn.  (Exhibit 10(a)(3) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File
                 No. 1-4596.)

+10(a)(3)(ii)    Amendment No. 1 effective as of July 1, 1991 to Amended and Restated Employment Agreement dated effective as of
                 September 15, 1988 between the Company and Joseph M. Quinn.  (Exhibit 10(a)(3)(ii) to the Company's Form 10-K
                 Annual Report for the fiscal year ended June 30, 1992, File No. 1-4596.)

+10(a)(4)        Amended and Restated Employment Agreement dated effective as of September 15, 1988 between the Company and Lloyd
                 Frank.  (Exhibit 10(a)(5) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File
                 No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
+10(a)(5)        Employment Agreement effective as of September  15, 1988 between the Company and Frank V. Esser.  (Exhibit 10(a)(7)
                 to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File No. 1-4596.)

+10(b)(1)        Amended and Restated 1976 Stock Option Incentive Plan.  (Exhibit 10(b) to the Company's Form 10-K Annual Report for
                 the fiscal year ended June 30, 1989, File No. 1-4596.)

+10(b)(2)(i)     1990 Stock Option Incentive Plan.  (Exhibit 28 to the Company's Form S-8 Registration Statement, File No.
                 33-41274.)

**+10(b)(2)(ii)  1990 Stock Option Incentive Plan, as amended through August 18, 1994, which amendments are subject to shareholder approval.

+10(c)(1)        Form of Amended and Restated Supplemental Retirement and Death Benefit Agreement dated effective as of September
                 15, 1988 between the Company and each of Russell Banks, John F. Gleason, Joseph M. Quinn and Lloyd Frank, together with a schedule setting forth the  material details in which each such agreement differs from the form filed herewith.  (Exhibit 10(c) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1989, File
                 No. 1-4596.)

+10(c)(2)        Supplemental Retirement and Death Benefits Agreement dated as of January 12, 1990, between the Company and Leslie
                 Stott.  (Exhibit 10(c)(2) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1990, File
                 No. 1-4596.)

+10(d)           Amended and Restated Non-Employee Director Fee Continuation Plan.  (Exhibit 10(d) to the Company's Form 10-K Annual
                 Report for the fiscal year ended June 30, 1989, File No. 1-4596.)

+10(e)           Fee Continuation Agreement dated as of September 15, 1988, between the Company and Robert J. Milano.  (Exhibit
                 10(e)(ii) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, File No. 1-4596.)

Exhibit
Number                                                       Description
- - - - - - - -------                                                      -----------
+10(f)           Grow Group, Inc. Management Incentive Compensation Program.  (Exhibit 10(i) to the Company's Form 10-K Annual
                 Report for the fiscal year ended June 30, 1984, File No. 1-4596.)

10(g)(1)         Stock Purchase Agreement dated July 21, 1992 by and among the Company, Corimon C.A. S.A.C.A. and Corimon
                 Corporation.  (Exhibit 10(j)(i) to the Company's Current Report on Form 8-K dated July 27, 1992, File No. 1-4596.)

10(g)(2)         Registration Rights Agreement dated August 7,  1992 by and between the Company and Corimon C.A. S.A.C.A.  (Exhibit
                 10(j)(ii) to the Company's Current Report on Form 8-K dated August 12, 1992, File No. 1-4596.)

10(g)(3)         Standstill Agreement dated July 21, 1992 by and among the Company, Corimon C.A. S.A.C.A. and Corimon Corporation.
                 (Exhibit 10(j)(iii) to the Company's Current Report on Form 8-K dated July 27, 1992, File No. 1-4596.)

10(g)(4)         Amendment dated May 24, 1993 to the Standstill Agreement.  (Exhibit 10(j)(iv) to the Company's Current Report on
                 Form 8-K dated May 24, 1993, File No. 1-4596.)

**10(h)          Coatings License Agreement dated as of March 24, 1993 by and between the Company and Montana, C.A.

**10(i)          Coatings License Agreement dated as of April 21, 1993 by and between the Company and Montana, C.A.

*11              Computation of Earnings Per Share.

*22              Subsidiaries of Grow Group, Inc.

*23              Consent of Independent Auditors.

*27              Financial Data Schedule.

**28             Grow Group, Inc. Employee Stock Ownership and Savings Plan Annual Report on Form 11-K for the year ended June 30,
                 1992.

- - - - - - - -----------------------------
*   Filed herewith.
**  To be filed by amendment.
+   Management contract or compensatory plan or arrangement.