Form 10-Q
period 1994-09-30
GROW GROUP INC
filed 1994-11-14
CIK 44171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1994

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-4596

                          GROW GROUP, INC.
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

          New York                         11-1665588
_________________________________________________________________
(State or other jurisdiction of           (IRS Employer
 incorporation or organization)         Identification No.)

          200 Park Avenue, New York, New York      10166
_________________________________________________________________
     (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code: (212) 599-4400
                                                    _____________
                          Not Applicable
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X   No
                                  _____       _____

     The number of shares of Common Stock, $.10 par value per share, outstanding as of November 8, 1994 was 16,105,838.

                                   Page 1 of 14 pages
                              The Exhibit Index is on page 13





                                GROW GROUP, INC.

                                 INDEX
                                 _____


PART I.   FINANCIAL INFORMATION                  PAGE NUMBER


          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheet          3
          (Unaudited) - September 30, 1994 and
          June 30, 1994

          Consolidated Condensed Statement of           4
          Operations (Unaudited) - Three Months
          Ended September 30, 1994 and
          September 30, 1993

          Consolidated Condensed Statement of           5
          Cash Flows (Unaudited) - Three Months
          Ended September 30, 1994 and
          September 30, 1993

          Notes to Consolidated Condensed               6
          Financial Statements (Unaudited)

          Item 2.  Management's Discussion and          7
                   Analysis of Financial Condition
                   and Results of Operations

PART II.  OTHER INFORMATION


          Item 4.  Submission of Matters to a          10
                   Vote of Security-Holders

          Item 6.  Exhibits and Reports on Form 8-K    11

PART I:  FINANCIAL INFORMATION               Sept      June
GROW GROUP, INC. AND SUBSIDIARIES             30,       30,
CONSOLIDATED CONDENSED BALANCE               1994      1994
SHEET (UNAUDITED)                       _________________________
ASSETS                                       (In thousands)

CURRENT ASSETS
 Cash and cash equivalents                  $14,922   $38,816
 Accounts receivable less allowances
  of $4,537 and $3,667                       74,134    69,622
 Inventories, at lower of cost or market:
  Finished and in-process products           64,834    48,490
  Materials, containers and supplies         17,379    14,413
                                        _________________________
                                             82,213    62,903
 Prepaid expenses and other current assets   19,069    16,052
                                        _________________________
     Total current assets                   190,338   187,393

PROPERTY, PLANT AND EQUIPMENT, at cost      133,122    99,331
Less allowance for depreciation              50,025    48,524
                                        _________________________
                                             83,097    50,807
OTHER ASSETS                                 25,049     9,721
                                        _________________________
     TOTAL ASSETS                          $298,484  $247,921
                                        _________________________
LIABILITIES AND STOCKHOLDERS' EQUITY    _________________________
CURRENT LIABILITIES
 Accounts payable                           $45,658   $37,532
 Accrued expenses                            42,163    29,036
 Income taxes                                10,086    10,180
 Dividend payable                             1,127     1,128
 Current installments on long-term debt       2,821     2,270
                                        _________________________
     Total current liabilities              101,855    80,146

DEFERRED INCOME TAXES AND OTHER LIABILITIES  27,913    28,178

LONG-TERM DEBT                               26,889       914
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share:
     Authorized 50,000,000 shares;
      issued 16,271,831 shares                1,627     1,627
Less treasury stock at cost
     (165,993 and 168,493 shares)            (1,325)   (1,345)
Paid-in-capital                             123,431   123,428
Equity adjustments                              (18)      (49)
Deferred compensation                        (2,826)   (2,907)
Retained earnings                            20,938    17,929
                                        _________________________
                                            141,827   138,683
                                        _________________________          TOTAL
LIABILITIES AND                  $298,484  $247,921
      STOCKHOLDERS' EQUITY              _________________________
                                        _________________________

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)
                                             Three Months Ended
                                                 September 30
                                           ______________________
                                              1994        1993
                                           ______________________
Revenues                                   $126,173   $103,928

  Costs and expenses:
  Cost of products sold                      79,746     65,633
  Research and development                    1,464      1,165
  Storage and delivery                        4,362      3,877
  Selling and administrative                 33,157     26,238
  Interest expense                              464        226
  Corporate interest income                    (151)      (279)
                                           ______________________
Total costs and expenses                    119,042     96,860
                                           ______________________
Income before income taxes                    7,131      7,068
Income taxes                                 (2,995)    (2,969)
                                           ______________________
Net Income                                 $  4,136   $  4,099
                                           ______________________
                                           ______________________
Net income per common and
common equivalent share                       $0.26      $0.25
                                           ______________________
                                           ______________________
Average number of shares                   16,170,000  16,093,000
                                           ______________________
                                           ______________________
Cash dividends per share (common)             $0.07      $0.07
                                           ______________________
                                           ______________________

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                             Three Months Ended
                                                 September 30
                                              1994        1993
                                           ___________________
                                              (In thousands)
Operating Activities

 Net income                                $4,136      $4,099
 Adjustments to reconcile net income
  to net cash provided (used)
  by operating activities:
   Depreciation, amortization and
    provision for doubtful accounts         2,627       2,286
   Changes in operating assets and
    liabilities-net                         1,585      (7,973)
Other                                        (337)        199
                                          ____________________
     Net cash provided by
      operating activities                  8,011      (1,389)

Investing Activities

 Purchase of property, plant and
  equipment - net of disposals             (1,940)     (1,398)
 Acquisition of Sinclair (1994) and
  Zynolyte (1993)                         (55,387)    (16,300)
                                          ___________________
     Net cash used by
      investing activities                (57,327)    (17,698)

Financing Activities

 Proceeds from borrowing/payments of
  debt - net                               26,526      (4,798)
 Proceeds from issuance of common stock        23           0
 Cash dividends                            (1,127)     (1,121)
                                          ___________________
     Net cash provided (used) by
      financing activities                 25,422      (5,919)
                                          ___________________
     (Decrease) in cash and
      cash equivalents                    (23,894)    (25,006)

Cash and cash equivalents at beginning
 of period                                 38,816      56,015
                                          ___________________
Cash and cash equivalents at end
 of period                                $14,922     $31,009
                                          ___________________
                                          ___________________

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


a. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

b. Effective August 2, 1993, the Company purchased all of the outstanding capital stock of Zynolyte Products Company ("Zynolyte") for $16,300,000 in cash Zynolyte is a producer of aerosol and specialty brush-applied paint products. Its annual revenues were approximately $27 million for the year ended January 31, 1993.

c. Effective August 1, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Sinclair Paint Company ("Sinclair"), a division of Insilco Corporation, for approximately $55 million in cash. Sinclair's revenues for calendar year 1993 amounted to approximately $95 million. The transaction resulted in approximately $15 million in cost in excess of net assets acquired which is being amortized over 40 years. In connection with the acquisition, the Company's revolving loan facility was increased from $40 million to $60 million and $26 million was borrowed thereunder.

d. On October 24, 1994, the Company announced the execution of a letter of intent to acquire the retail business and certain assets and to assume certain liabilities of Martin Paint Company ("Martin"). Martin operates a chain of 42 paint and home decorating stores with revenues of approximately $40 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three Months Ended September 30, 1994 Compared to Three Months
                            Ended September 30, 1993

Results of Operations

     Revenues: Consolidated revenues increased $22,245,000 (21.4%) over the prior year. The increase was primarily the result of including the revenues of Sinclair Paint Company ("Sinclair") acquired effective August 1, 1994. Revenues of the Company's operations exclusive of Sinclair increased nominally (1.8%).

     Revenues of the Coatings and Chemicals segment increased 26.8% with Sinclair accounting for 90% of such increase and with Zynolyte accounting for 6.1% of such increase (Zynolyte, acquired in August 1993, was included for three months in the current quarter versus two months in the prior period). Revenues from Architectural Paint operations, other than Sinclair and Zynolyte, increased 2.4% reflecting lower royalty income, a small price increase at one of the business units and slightly higher volume which was principally the result of an increase in company-operated stores and higher sales of sundries. Automotive Division revenues decreased 5.7% which reflects auto manufacturing plant closures due to work stoppage. Devoe Coatings Company Division (maintenance and marine products) revenues approximated revenues in the prior year reflecting higher volume in domestic operations and lower volume in foreign operations. Increased domestic maintenance and marine sales more than offset a decline in revenues of 8.2% caused by the decline in the current period of revenues from "supply and apply" business due to the completion during fiscal 1994 of a major bridge project in Rhode Island and an average selling price decrease of 1.5%.

     Revenues of the Consumer and Professional Products segment decreased 1.5%. Higher volume in the consumer division of this segment for the most part offset reductions in professional and club store operations caused by competitive price reductions. The introduction of several new products and product lines in the Professional and Club Store operations is expected to result in higher revenues in subsequent quarters.

     Cost of Products Sold: Consolidated gross profit as a percentage of revenues did not change (36.8%). The impact of including Sinclair (which operates at somewhat higher gross profit margins than some of the Company's other operations) had the effect of increasing the gross profit percentage by 6/10%. This was offset by lower margins in the Automotive Division and the Consumer and Professional Products Group. The reduction in the gross profit margin of 6.7% in the Consumer and Professional Products Group was related to competitive price reductions and raw material cost increases. Price increases in the Architectural Paint operations, averaging approximately 1%, were offset by raw material price increases resulting in a decrease of 5/10% in gross profit.

     Storage and Delivery: The increase of $485,000 was principally due to the inclusion of Sinclair and three months in the current period versus two months in the prior period of Zynolyte operations, along with a change in the mix of shipments in the Consumer and Professional Products Group.

     Selling, General and Administrative: The increase of $6,919,000 over the prior year was attributable to, among other factors, the inclusion of Sinclair ($6,101,000), three months in the current year versus two months of Zynolyte operations in the prior year (a $311,000 differential), product introduction costs and somewhat higher store expense for Architectural Paint operations.

     Interest Expense: The increase of $238,000 is the result of borrowings to fund the acquisition of Sinclair. See "Liquidity" below.

     Environmental Matters: The Company continues to incur and accrue costs related to compliance with environmental laws. The provision for such costs amounted to $222,000 for the quarter ended September 30, 1994. The Company periodically reviews its estimates of and accrues approximate amounts for costs of compliance with environmental laws and the cleanup of various sites, including sites as to which governmental agencies have designated the Company (or have indicated a possibility of designating the Company) a potentially responsible party. (See the Company's Annual Report on Form 10-K for the year ended June 30, 1994). The provision for environmental costs for the quarter ended September 30, 1994 is not necessarily indicative of future costs.

     Where a minimum cost or a reasonable estimate of the total costs of cleanup or compliance has been established, the applicable amount has been accrued. The related accrued liability totalled $10,898,000 as of September 30, 1994. In many instances, estimates cannot be made of the total costs of cleanup or compliance, the Company's share, if any, of such costs, nor the timing thereof; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which any costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

LIQUIDITY:

     During the quarter, the Company's net income, adjusted for depreciation, amortization and provision for doubtful accounts, contributed $6,763,000 to cash flow. Changes in operating assets and liabilities and other items provided $1,248,000 in cash flow. The changes in all balance sheet categories were primarily the result of the acquisition of Sinclair.

     The acquisition of the assets of Sinclair Paint Company for $55,387,000 in cash and net purchases of fixed assets of $1,940,000 resulted in a use of cash for investing activities of $57,327,000.

     In connection with the acquisition of Sinclair, the Company borrowed $26 million under its revolving credit line (which has a current interest rate of approximately 7%). Combined with cash dividends of $1,127,000 and other minor items, this resulted in net cash provided by financing activities of $25,422,000.

     The Company has a credit facility expiring in March 1996 with three banks to borrow, at prime (or, at the Company's option, LIBOR plus 2%) up to $60 million less the amount of outstanding letters of credit ($13,693,000 at September 30, 1994). The line of credit is in the process of being expanded to $75 million and the entire credit facility is expected to be renegotiated in the near future. Future short-term and long-term liquidity requirements, including amounts required for acquisitions, are expected to be satisfied from cash flow from operations, borrowings from banks or other lenders and/or equity sources.

                                     PART II
                                OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security-Holders.
          ___________________________________________________

     The Company's 1994 Annual Meeting of Shareholders was held on October 26, 1994. Set forth below is a brief description of each matter voted upon at the meeting, along with the number of votes cast for, against or withheld as to each such matter. There were no broker non-votes as the matters voted upon at the meeting were discretionary items.

     1. The four Class II directors were elected to serve until the Company's 1997 Annual Meeting of Shareholders and until their respective successors are elected and qualified.

                                             AUTHORITY
Nominee                     FOR              WITHHELD
_______                  _________           _________

Arthur W. Broslat        14,332,422           60,286
Lloyd Frank              14,330,818           61,890
Angus N. MacDonald       14,321,051           71,657
William H. Turner        14,333,341           59,367

     The term of office of each of the following other directors continued after the meeting: Russell Banks, Harold G. Bittle, Philippe Erard, John F. Gleason, Peter L. Keane, Robert J. Milano, Tully Plesser and Joseph M. Quinn.

     2. A proposal to approve amendments to the Company's 1990 Stock Option Incentive Plan.

FOR                      AGAINST             ABSTAIN
___                      _______             _______

12,022,193               2,266,566           103,949

     3. A proposal to ratify the appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending June 30, 1995.

FOR                      AGAINST             ABSTAIN
___                      _______             _______

14,321,867               43,930               26,911

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K.

      During the quarter ended September 30, 1994, the Company filed the following Current Report on Form 8-K:

          (i) Current Report on Form 8-K, date of earliest event reported:
August 3, 1994, reporting under Item 2, "Acquisition or Disposition of Assets",
Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits". The following financial statements of Sinclair Paint Company ("Sinclair"), a division of Insilco Corporation, were filed with this
Report:

     Independent Auditors' Report

     Statement of Assets and Liabilities - Years Ended December 31, 1993 and
     1992.

     Statement of Operations - Nine Months Ended December 31, 1993, Three Months Ended March 31, 1993, Year Ended December 31, 1992.

     Statements of Cash Flows - Nine Months Ended December 31, 1993, Three Months Ended March 31, 1993, Year Ended December 31, 1992.

     Notes to Financial Statements.

          (ii) Current Report on Form 8-K/A No. 1, date of earliest event reported: August 3, 1994, reporting under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits". The following pro forma financial statements of Sinclair were filed with this Report:

     Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30,
     1994.

     Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet.

     Unaudited Pro Forma Condensed Consolidated Statements of Operations for the Year Ended June 30, 1994.

     Notes to Unaudited Pro Forma Condensed Consolidated Statements of
     Operations.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GROW GROUP, INC.



Date:  November 11, 1994      By:   /s/ R. Banks
                                   ___________________________
                                   Russell Banks, President
                                   (Chief Executive Officer)



                              By:  /s/ Frank V. Esser
                                   ___________________________
                                   Frank V. Esser, Treasurer
                                   (Chief Financial and Chief
                                    Accounting Officer)

                              EXHIBIT INDEX
                              _____________


EXHIBIT NO.                    DESCRIPTION             PAGE NO.
__________                     ___________             _______


   27                    Financial Data Schedule         14