Form 10-K/A
period 1994-06-30
GROW GROUP INC
filed 1994-12-22
CIK 44171

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                FORM 10-K/A No. 1


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-4596

                        GROW GROUP, INC.
             (Exact name of registrant as specified in its charter)

           New York                             11-1665588         (State or
other jurisdiction of               (IRS Employer
 incorporation or organization)             Identification No.)

      200 Park Avenue, New York, NY                       10166
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 599-4400

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

                       Yes  X           No ___





               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                   The aggregate market value of the Common Stock of the Company outstanding as of July 29, 1994 held by non-affiliates of the Company was approximately $181,400,000 calculated on the basis of the closing price of the Common
          Stock on the New York Stock Exchange Composite Transactions
          Tape on that date, as reported in The Wall Street Journal.
          For purposes of this calculation, the Company has excluded the market value of the shares of its Common Stock beneficially owned by Corimon C.A. S.A.C.A. and the directors and executive officers of the Company as a group. Such exclusion is not an admission that such persons are "affiliates" of the Company. The aggregate market value of these excluded shares as of July 29, 1994 was approximately $74,300,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Portions of the following document are incorporated by reference into the parts of this report indicated below:

                   Proxy Statement for the Company's          Part III
                   1994 Annual Meeting of Shareholders

                                       PART IV

          Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

          +10(b)(2)(i)   1990 Stock Option Incentive Plan.  (Exhibit 28 to
                         the Company's Form S-8 Registration Statement,
                         File No. 33-41274.)

          *+10(b)(2)(ii) 1990 Stock Option Incentive Plan, as amended through August 18, 1994, which amendments are subject to shareholder approval.

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

          *10(h) Coatings License Agreement dated as of March 24, 1993 by and between the Company and Montana, C.A.

          *10(i) Coatings License Agreement dated as of April 21, 1993 by and between the Company and Montana, C.A.

          *11            Computation of Earnings Per Share.

          *22            Subsidiaries of Grow Group, Inc.

          *23            Consent of Independent Auditors.

          *27            Financial Data Schedule.

          *28 Grow Group, Inc. Employee Stock Ownership and Savings Plan Annual Report on Form 11-K for the year ended June 29, 1994 and 1993.
          ____________________________
          *   Filed herewith.
          **  To be filed by amendment.
          +   Management contract or compensatory plan or arrangement.

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

                                           GROW GROUP, INC.

        Dated:  December 21, 1994     By: /s/ Frank V. Esser
                                      _____________________________________
                                      Frank V. Esser, Treasurer and Chief
                                        Financial Officer

                                                               File No. 1-4596




                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                            ______________________________


                                    ANNUAL REPORT

                                          ON

                                      FORM 10-K

                           FOR THE YEAR ENDED JUNE 30, 1994

                                        Under

                         THE SECURITIES EXCHANGE ACT OF 1934



                            _______________________________


                                   GROW GROUP, INC.
                (Exact Name of Registrant as Specified in its Charter)




                                       EXHIBITS
                                 ___________________

        Exhibit
        Number                       Description

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

        3(a)(7) Certificate of Amendment of the Certificate of Incorporation of the Company filed with the New York Department of State on May 14, 1973. (Exhibit 3(a)(7) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1987, File No. 1-4596.)


        Exhibit
        Number                       Description

        3(a)(8) Certificate of Merger of Grow Chemical Company into the Company filed with the New York Department of State on January 14, 1975. (Exhibit 3(a)(8) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1987, File No. 1-4596.)

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

        3(a)(14)       Certificate of Amendment of the Certificate of
                       Incorporation of the Company filed with the New York
                       Department of State on November 2, 1977.  (Exhibit
                       3(a)(14) to the Company's Form 10-K Annual Report for
                       the fiscal year ended June 30, 1987, File No. 1-4596.)


        Exhibit
        Number                       Description

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

        3(a)(21)       Certificate of Amendment of the Certificate of
                       Incorporation of the Company filed with the New York
                       Department of State on February 6, 1986.  (Exhibit
                       3(a)(21) to the Company's Form 10-K Annual Report for
                       the fiscal year ended June 30, 1986, File No. 1-4596.)


        Exhibit
        Number                       Description

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

        4(b)(2) Amendment No. 1, dated August 6, 1993, to the Credit Agreement, by and among the Company, Cello Corp., Ameritone Paint Corporation, Zynolyte Products Company, Chemical Bank New Jersey, N.A., Fleet Bank and PNC Bank, Kentucky, Inc. (Exhibit 4.1(b) to the Company's Current Report on Form 8-K, date of earliest event reported: August 3, 1994, File No. 1-4596).


        Exhibit
        Number                       Description

        4(b)(3) Waiver, Consent and Amendment No. 2, dated August 3, 1994, to the Credit Agreement, by and among the Company, Grow Group Insurance, Ltd., Cello Corp., Sinclair Acquisition Corp. (formerly known as Ameritone Paint Corporation), Zynolyte Products Company, Chemical Bank New Jersey, N.A., Fleet Bank and PNC Bank, Kentucky, Inc. (Exhibit 4.1(c) to the Company's Current Report on Form 8-K, date of earliest event reported:
                       August 3, 1994, File No. 1-4596).

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

        +10(a)(4)      Amended and Restated Employment Agreement dated
                       effective as of September 15, 1988 between the Company and Lloyd Frank. (Exhibit 10(a)(5) to the Company's
                       Form 10-K Annual Report for the fiscal year ended June
                       30, 1989, File No. 1-4596.)


        Exhibit
        Number                       Description

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

        +10(b)(2)(i)   1990 Stock Option Incentive Plan.  (Exhibit 28 to the
                       Company's Form S-8 Registration Statement, File No.
                       33-41274.)

        *+10(b)(2)(ii) 1990 Stock Option Incentive Plan, as amended through
                       August 18, 1994, which amendments are subject to shareholder approval.

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

        +10(e) Fee Continuation Agreement dated as of September 15, 1988, between the Company and Robert J. Milano. (Exhibit 10(e)(ii) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1992, File No. 1-4596.)


        Exhibit
        Number                       Description

        +10(f) Grow Group, Inc. Management Incentive Compensation Program. (Exhibit 10(i) to the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1984, File No. 1-4596.)

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

        *10(h) Coatings License Agreement dated as of March 24, 1993 by and between the Company and Montana, C.A.

        *10(i) Coatings License Agreement dated as of April 21, 1993 by and between the Company and Montana, C.A.

        *11            Computation of Earnings Per Share.

        *22            Subsidiaries of Grow Group, Inc.

        *23            Consent of Independent Auditors.

        *27            Financial Data Schedule.

        *28 Grow Group, Inc. Employee Stock Ownership and Savings Plan Annual Report on Form 11-K for the year ended June 29, 1994 and 1993.
        ____________________________
        *   Filed herewith.
        **  To be filed by amendment.
        +   Management contract or compensatory plan or arrangement.