Form 10-Q
period 1994-12-31
GROW GROUP INC
filed 1995-02-13
CIK 44171

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1994

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission file number 1-4596

                                 GROW GROUP, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                      11-1665588
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)

  200 Park Avenue, New York, New York                       10166
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code: (212) 599-4400
                                                    ---------------------------

                                 Not Applicable
- - -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               --------        ---------
         The number of shares of Common Stock, $.10 par value per share, outstanding as of February 1, 1995 was 16,102,713.



                                                              Page 1 of 43 pages

                                     INDEX

PART I.          FINANCIAL INFORMATION                         PAGE NUMBER
                                                               -----------
                 Item 1.  Financial Statements

                 Consolidated Condensed Balance Sheet                3
                 (Unaudited) - December 31, 1994 and
                 June 30, 1994

                 Consolidated Condensed Statement of                 4
                 Operations (Unaudited) - Six Months
                 and Three Months Ended December 31, 1994
                 and December 31, 1993

                 Consolidated Condensed Statement of                 5
                 Cash Flows (Unaudited) - Six Months
                 Ended December 31, 1994 and
                 December 31, 1993

                 Notes to Consolidated Condensed                     6
                 Financial Statements (Unaudited)

                 Item 2.  Management's Discussion and                7
                          Analysis of Financial Condition
                          and Results of Operations

PART II.         OTHER INFORMATION

                 Item 5.  Other Information                         10

                 Item 6.  Exhibits and Reports on Form 8-K          10

PART I:  FINANCIAL INFORMATION
GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE

SHEET (UNAUDITED)                                   December      June
                                                       31,         30,
ASSETS                                                1994        1994
                                                 ---------------------------
CURRENT ASSETS                                         (In thousands)
 Cash and cash equivalents                         $  6,955     $ 38,816
 Accounts receivable less allowances
  of $4,263 and $3,667                               64,557       69,622
 Inventories, at lower of cost or market:
  Finished and in-process products                   64,857       48,490
  Materials, containers and supplies                 17,160       14,413
                                                 --------------------------
                                                     82,017       62,903
 Prepaid expenses and other current
  assets                                             16,728       16,052
                                                 --------------------------
         Total current assets                       170,257      187,393

PROPERTY, PLANT AND EQUIPMENT, at cost              134,286       99,331
Less allowance for depreciation                      51,605       48,524
                                                 --------------------------
                                                     82,681       50,807
OTHER ASSETS                                         24,829        9,721
                                                 --------------------------
         TOTAL ASSETS                              $277,767     $247,921
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                  $ 33,186     $ 37,532
 Accrued expenses                                    36,542       29,036
 Income taxes                                         4,901       10,180
 Dividend payable                                     1,127        1,128
 Current installments on long-term debt               3,215        2,270
                                                 --------------------------
         Total current liabilities                   78,971       80,146

DEFERRED INCOME TAXES AND OTHER LIABILITIES          27,941       28,178

LONG-TERM DEBT                                       28,861          914
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share:
         Authorized 50,000,000 shares;
          issued 16,271,831 shares                    1,627        1,627
Less treasury stock at cost
         (165,993 and 168,493 shares)                (1,344)      (1,345)
Paid-in-capital                                     123,432      123,428
Equity adjustments                                      (51)         (49)
Deferred compensation                                (2,761)      (2,907)
Retained earnings                                    21,091       17,929
                                                 --------------------------
                                                    141,994      138,683
                                                 --------------------------
         TOTAL LIABILITIES AND                     $277,767     $247,921
          STOCKHOLDERS' EQUITY                   ==========================


GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

                               Six Months Ended          Three Months Ended
                                  December 31                December 31
                               ------------------        -------------------
                               1994          1993          1994      1993
                               ------------------        -------------------
Revenues                       $246,239  $197,386        $120,066    $93,458
 Costs and expenses:
 Cost of products sold          157,300   124,699          77,554     59,066
 Research and development         2,986     2,313           1,522      1,148
 Storage and delivery             8,705     7,837           4,343      3,960
 Selling and administrative      66,893    52,202          33,736     25,964
 Interest expense                 1,164       448             700        222
 Corporate interest income         (208)     (483)            (57)      (204)
 Unusual Item                        60                        60
                               --------  --------        --------   --------
Total costs and expenses        236,900   187,016         117,858     90,156
                               --------  --------        --------   --------
Income before income taxes        9,339    10,370           2,208      3,302
Income taxes                     (3,922)   (4,355)           (927)    (1,386)
                               --------  --------        --------   --------
Net Income                     $  5,417  $  6,015        $  1,281   $  1,916
                               ========  ========        ========   ========

Net income per common and
common equivalent share          $.34        $.37       $.08         $.12
                              ==========  ========== ==========   ==========

Average number of shares      16,148,000  16,085,000 16,137,000   16,091,000
                              ==========  ========== ==========   ==========


Cash dividends per share
     (common)                    $.14        $.14        $.07        $.07
                              ==========  ========== ===========  ==========

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended
                                                   December 31
                                             ----------------------
                                                1994        1993
                                             ----------------------
                                                 (In thousands)
Operating Activities

 Net income                                  $  5,417      $ 6,015
 Adjustments to reconcile net income
  to net cash provided (used)
  by operating activities:
   Depreciation, amortization and
    provision for doubtful accounts             4,615        4,575
   Changes in operating assets and
    liabilities-net                            (9,590)     (10,839)
Other                                            (339)         184
                                             ---------------------
         Net cash provided (used) by
          operating activities                    103          (65)

Investing Activities

 Purchase of property, plant and
  equipment - net of disposals                 (3,219)      (2,480)
 Acquisition of Sinclair (1994) and
  Zynolyte (1993)                             (55,387)     (16,300)
                                             ---------------------
         Net cash used by
          investing activities                (58,606)     (18,780)

Financing Activities

 Proceeds from borrowing/payments of
  debt - net                                   28,892       (4,912)
 Proceeds from issuance of common stock             5          623
 Cash dividends                                (2,255)      (2,293)
                                             ---------------------
         Net cash provided (used) by
          financing activities                 26,642       (6,582)
                                             ---------------------
         (Decrease) in cash and
          cash equivalents                    (31,861)     (25,427)

Cash and cash equivalents at beginning
 of period                                     38,816       56,015
                                             ---------------------

Cash and cash equivalents at end
 of period                                   $  6,955      $30,588
                                             =====================

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


a. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

b. Effective August 2, 1993, the Company purchased all of the outstanding capital stock of Zynolyte Products Company ("Zynolyte") for $16,300,000 in cash. Zynolyte is a producer of aerosol and specialty brush-applied paint products. Its annual revenues were approximately $27 million for the year ended January 31, 1993.

c. Effective August 1, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Sinclair Paint Company ("Sinclair"), a division of Insilco Corporation, for approximately $55 million in cash. Sinclair's revenues for calendar year 1993 amounted to approximately $95 million. The transaction resulted in approximately $15 million in cost in excess of net assets acquired which is being amortized over 40 years. In connection with the acquisition, the Company's revolving loan facility, with Chemical Bank as agent, was increased from $40 million to $60 million and $26 million was borrowed thereunder. During the quarter ended December 31, 1994, the revolving loan facility was increased to $75 million and Wells Fargo Bank became a participant.

d. On November 16, 1994, the Company announced the execution of a letter of intent to acquire Manhattan Products, Inc., a manufacturer of household products with annual revenues of approximately $22 million. The Company has also executed a letter of intent in connection with a small acquisition in Spain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Quarter and Six Months Ended December 31, 1994
           Compared to Quarter and Six Months Ended December 31, 1993

Results of Operations

         Consolidated revenues increased $48,853,000 for the six months and $26,608,000 for the quarter. The increases were primarily the result of including the revenues of Sinclair Paint Company ("Sinclair") acquired effective August 1, 1994. Revenues of the Company's operations exclusive of Sinclair increased nominally (1.8% for the six months and 1.7% for the quarter).

         Revenues of the coatings and chemicals segment increased 29.0% in the six months and 31.9% in the second quarter with Sinclair accounting for over 95% of such increases. Revenues from Architectural Paint operations, other than Sinclair, increased 4.4% in the six months and 4.3% in the quarter. The increases were principally the result of higher sales of sundries and increases in company-operated stores offset by lower royalty income. Geographically, sales were stronger for the Company's Devoe & Raynolds operation which sells east of the Rocky Mountains and softer in California and Hawaii where Ameritone Paint Company operates. Automotive Division revenues decreased 9.2% in the six months and 12.2% in the quarter primarily on lower unit volume. Devoe Coatings Company Division (maintenance and marine products) revenues declined by 5.2% in the six months and 10.3% in the quarter. A decline in revenues of this Division of 7.0% for the six months and 4.1% in the quarter was related for the most part to the absence of "supply and apply" business caused by the completion during 1994 of a major bridge project in Rhode Island. Decreased volume from operations in the highly competitive European market had a negative impact in both the six months and the second quarter.

         Revenues of the Consumer and Professional Products segment increased 5.1% in the six months and 12.7% in the quarter. Higher unit volume in sales to club stores (including new products introduced to this market in the second quarter) and higher unit volume for the Consumer Division in each of the first two quarters of fiscal 1995 were offset somewhat by lower sales of Professional Products and competitive price reductions.

         Cost of Products Sold: Consolidated gross profit as a percentage of revenues decreased slightly from 36.8% to 36.1% for the six months and from 36.8% to 35.4% for the quarter. The impact of including Sinclair (which operates at somewhat higher gross profit margins than some of the Company's other operations) had the effect of increasing the gross profit percentage by 6/10 of one percentage point for the six months and 7/10 of one percentage point for the quarter. This was offset by lower margins in the Consumer and Professional Products

Group and the Automotive Division. The reduction in the gross margin percentage of the Consumer and Professional Products Group (3.1 percentage points for the six months and 3.6 percentage points for the quarter) was related principally to competitive price reductions and raw material cost increases. This operation has implemented selling price increases to go into effect for the second half of fiscal 1995. The Automotive Division also experienced raw material cost increases. Architectural Paint operations have been and are expected to continue to experience selective raw material cost increases. Selling price increases have been implemented and further action will be taken in the second half of fiscal 1995 to maintain gross margin percentages.

         Storage and Delivery: The increases for the six months and the quarter are primarily the result of including Sinclair along with a change in the mix of shipments in the Consumer and Professional Products Group.

         Selling, General and Administrative: The increases of $14,691,000 for the six months and $7,772,000 for the quarter were primarily the result of including Sinclair ($14,099,000 for the six months and $7,955,000 for the quarter) in the current periods. However, significant product introduction costs for Foam & Fresh(TM) were absorbed by the Consumer and Professional Products Group and the Architectural Paint operations absorbed the costs of a store relocation in Honolulu, higher store operating costs due to opening new locations (including the acquisition of 5 Havco Paint stores in the Tampa area) and product development costs related to Aquanamel(TM) and Devlok(TM).

         Expenditures related to the start-up of the Consumer Paint Division, legal expenses regarding a case won by a jury verdict and costs incurred on the aborted proposed acquisition of Martin Paint were expensed during the six months. The absence of such expenses would have resulted in lower SG&A expense reflecting lower environmental costs - See Environmental Matters.

         Interest Expense and Corporate Interest Income: The net increase in these items was primarily the result of increased borrowings and the use of cash balances for the acquisition of Sinclair. Interest rate increases by the Federal Reserve also contributed to the net increase.

         Environmental Matters: The Company continues to incur and accrue costs related to compliance with environmental laws. The provision for such costs amounted to $502,000 for the six months and $280,000 for the quarter ended December 31, 1994 compared to $1,611,000 for the prior year's six months and $1,176,000 for the prior year's quarter. The Company periodically reviews its estimates of and accrues appropriate amounts for costs of compliance with environmental laws and the cleanup of various sites, including sites as to which governmental agencies have designated the Company (or have indicated a possibility of designating the Company) a potentially responsible party. (See the Company's Annual Report on Form 10-K for the year ended June 30, 1994). The provisions for environmental costs for the periods ended December 31, 1994 are not necessarily indicative of future costs.

         Where a minimum cost or a reasonable estimate of the total costs of cleanup or compliance has been established, the applicable amount has been accrued. The related accrued liability totalled $10,709,000 as of December 31, 1994. In many instances, estimates cannot be made of the total costs of cleanup or compliance, the Company's share, if any, of such costs, nor the timing thereof; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which any costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

LIQUIDITY:

         During the six months, the Company's net income, adjusted for depreciation, amortization and provision for doubtful accounts, contributed $10,032,000 to cash flow. Changes in operating assets and liabilities and other items used $9,929,000 in cash flow. The changes in all balance sheet categories were primarily the result of the acquisition of Sinclair and normal seasonal patterns.

         The acquisition of the assets of Sinclair Paint Company for $55,387,000 in cash and net purchases of fixed assets of $3,319,000 resulted in a use of cash for investing activities of $58,606,000.

         In connection with the acquisition of Sinclair, and for working capital, the Company borrowed $28 million under its revolving credit line (which has a current interest rate of approximately 8 1/8%). After giving effect to cash dividends paid of $2,255,000 and other minor items, net cash provided by financing activities was $26,642,000.

         The Company has a credit facility expiring in March 1996 with four banks to borrow, at prime (or, at the Company's option, LIBOR plus 2%) up to $75 million less the amount of outstanding letters of credit ($13,693,000 at December 31, 1994). The line of credit is in the process of being extended through March 31, 1997 and the entire credit facility is expected to be renegotiated in the near future. Future short-term and long-term liquidity requirements, including amounts required for acquisitions, are expected to be satisfied from cash flow from operations, borrowings from banks or other lenders and/or equity sources.

                                    PART II
                               OTHER INFORMATION

Item 5.          Other Information.

                          On December 7, 1994, the Company entered into
                 Amendment No. 3 to the Credit Agreement dated as of March 31, 1993 among the Company, Grow Group Insurance, Ltd., Cello Corp., Sinclair-Ameritone Paint Corporation and Zynolyte Products Company, wholly-owned subsidiaries of the Company, and Chemical Bank New Jersey, N.A., Fleet Bank, PNC Bank, Kentucky, Inc., Wells Fargo Bank, N.A. and Chemical Bank (collectively, the "Banks"), pursuant to which the Banks increased the Company's credit facility to $75,000,000, with the maximum amount of the revolving credit loans permitted thereunder being equal to $75,000,000 less the amount of outstanding letters of credit under the facility. Reference is made to the Company's Current Reports on Form 8-K dated (date of earliest event reported) March 31, 1993 and August 3, 1994 for further information concerning this credit facility.


Item 6.          Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 4.1 Amendment No. 3, dated December 7, 1994, to the Credit Agreement dated as of March 31, 1993, by and among the Company, Grow Group Insurance, Ltd., Cello Corp., Sinclair-Ameritone Paint Corporation, Zynolyte Products Company, Chemical Bank New Jersey, N.A., Fleet Bank, PNC Bank, Kentucky, Inc., Wells Fargo Bank, N.A. and Chemical Bank.

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K:

                          There were no Reports on Form 8-K filed by the Company
                 during the quarter ended December 31, 1994.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GROW GROUP, INC.



Date:  February 13, 1995         By:     /s/ R. Banks
                                        -------------------------
                                        Russell Banks, President
                                        (Chief Executive Officer)



                                 By:    /s/ Frank V. Esser
                                        -------------------------
                                        Frank V. Esser, Treasurer
                                        (Chief Financial and Chief
                                         Accounting Officer)

                                 EXHIBIT INDEX


         4.1 Amendment No. 3, dated December 7, 1994, to the Credit Agreement dated as of March 31, 1993, by and among the Company, Grow Group Insurance, Ltd., Cello Corp., Sinclair - Ameritone Paint Company, Chemical Bank New Jersey, N.A., Fleet Bank, PNC Bank, Kentucky, Inc., Wells Fargo Bank, N.A., and Chemical Bank.

         27.     Financial Data Schedule.