Form 10-Q/A
period 1994-09-30
GROW GROUP INC
filed 1995-03-13
CIK 44171

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q/A NO. 1

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1994

         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
          Financial Statements (Unaudited)






PART I:  FINANCIAL INFORMATION
GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE
SHEET (UNAUDITED)                                                              Sept          June
                                                                                30,           30,
                                                                               1994          1994
                                                                             --------      --------
                                                                                (In thousands)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                   $ 14,922      $ 38,816
 Accounts receivable less allowances
  of $4,537 and $3,667                                                         74,134        69,622
 Inventories, at lower of cost or market:
  Finished and in-process products                                             64,834        48,490
  Materials, containers and supplies                                           17,379        14,413
                                                                             --------      --------
                                                                               82,213        62,903

 Prepaid expenses and other current
  assets                                                                       19,069        16,052
                                                                             --------      --------
         Total current assets                                                 190,338       187,393

PROPERTY, PLANT AND EQUIPMENT, at cost                                        133,122        99,331
Less allowance for depreciation                                                50,025        48,524
                                                                             --------      --------
                                                                               83,097        50,807
OTHER ASSETS                                                                   25,049         9,721
                                                                             --------      --------
         TOTAL ASSETS                                                        $298,484      $247,921
                                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                            $ 45,658      $ 37,532
 Accrued expenses                                                              42,163        29,036
 Income taxes                                                                  10,086        10,180
 Dividend payable                                                               1,127         1,128
 Current installments on long-term debt                                         2,821         2,270
                                                                             --------      --------
         Total current liabilities                                            101,855        80,146

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                    27,913        28,178

LONG-TERM DEBT                                                                 26,889           914
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share:
         Authorized 50,000,000 shares;
          issued 16,271,831 shares                                              1,627         1,627
Less treasury stock at cost
         (165,993 and 168,493 shares)                                          (1,325)       (1,345)
Paid-in-capital                                                               123,431       123,428
Equity adjustments                                                                (18)          (49)
Deferred compensation                                                          (2,826)       (2,907)
Retained earnings                                                              20,938        17,929
                                                                             --------      --------
                                                                              141,827       138,683
                                                                             --------      --------
         TOTAL LIABILITIES AND                                               $298,484      $247,921
          STOCKHOLDERS' EQUITY                                               ========      ========

                                       3

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

                                                                             Three Months Ended
                                                                                September 30
                                                                            1994            1993
                                                                        ----------      ----------
Revenues                                                                  $126,173        $103,928

  Costs and expenses:
  Cost of products sold                                                     79,746          65,633
  Research and development                                                   1,464           1,165
  Storage and delivery                                                       4,362           3,877
  Selling and administrative                                                33,157          26,238
  Interest expense                                                             464             226
  Corporate interest income                                                   (151)           (279)
                                                                        ----------      ----------
Total costs and expenses                                                   119,042          96,860
                                                                        ----------      ----------
Income before income taxes                                                   7,131           7,068
Income taxes                                                                (2,995)         (2,969)
                                                                        ----------      ----------
Net Income                                                                $  4,136        $  4,099
                                                                        ==========      ==========
Net income per common and
common equivalent share                                                      $0.26           $0.25
                                                                        ==========      ==========

Average number of shares                                                16,170,000      16,093,000
                                                                        ==========      ==========
Cash dividends per share (common)                                            $0.07           $0.07
                                                                        ==========      ==========


GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30
                                                                        1994        1993
                                                                      --------    --------
                                                                          (In thousands)
Operating Activities

 Net income                                                           $  4,136    $  4,099
 Adjustments to reconcile net income
  to net cash provided (used)
  by operating activities:

   Depreciation, amortization and
    provision for doubtful accounts                                      2,627       2,286
   Changes in operating assets and
    liabilities-net                                                      1,585      (7,973)
Other                                                                     (337)        199
                                                                      --------    --------
         Net cash provided by
          operating activities                                           8,011      (1,389)

Investing Activities

 Purchase of property, plant and
  equipment - net of disposals                                          (1,940)     (1,398)
 Acquisition of Sinclair (1994) and
  Zynolyte (1993)                                                      (55,387)    (16,300)
                                                                      --------    --------
         Net cash used by
          investing activities                                         (57,327)    (17,698)

Financing Activities

 Proceeds from borrowing/payments of
  debt - net                                                            26,526      (4,798)
 Proceeds from issuance of common stock                                     23           0
 Cash dividends                                                         (1,127)     (1,121)
         Net cash provided (used) by                                  --------    --------
          financing activities                                          25,422      (5,919)
                                                                      --------    --------
         (Decrease) in cash and
          cash equivalents                                             (23,894)    (25,006)

Cash and cash equivalents at beginning
 of period                                                              38,816      56,015
                                                                      --------    --------

Cash and cash equivalents at end
 of period                                                            $ 14,922    $ 31,009
                                                                      ========    ========


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

   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Sinclair had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                              For the Three Months
                                               Ended September 30
                                              1994              1993
                                            --------          --------

Revenues                                    $136,428          $131,507
                                            ========          ========
Net income                                     4,714             4,287
                                            ========          ========
Net income per common
and common equivalent
share                                           0.29              0.29
                                            ========          ========



                                       6

d. On October 24, 1994, the Company announced the execution of a letter of intent to acquire the retail business and certain assets and to assume certain liabilities of Martin Paint Company ("Martin"). Martin operates a chain of 42 paint and home decorating stores with revenues of approximately $40 million.

                              SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GROW GROUP, INC.

Date:  March 10, 1994
                                             By:   /s/ Frank V. Esser
                                                   --------------------------
                                                   Frank V. Esser, Treasurer
                                                   (Chief Financial and Chief
                                                    Accounting Officer)