Form 10-Q/A
period 1994-12-31
GROW GROUP INC
filed 1995-03-13
CIK 44171

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
          Financial Statements (Unaudited)

PART I:  FINANCIAL INFORMATION
GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE
SHEET (UNAUDITED)

                                                                               December             June
                                                                                  31,                30,
                                                                                 1994               1994
                                                                              --------           --------
                                                                                     (In thousands)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                     $  6,955           $ 38,816
 Accounts receivable less allowances
  of $4,263 and $3,667                                                           64,557             69,622
 Inventories, at lower of cost or market:
  Finished and in-process products                                               64,857             48,490
  Materials, containers and supplies                                             17,160             14,413
                                                                               --------           --------
                                                                                 82,017             62,903

 Prepaid expenses and other current
  assets                                                                         16,728             16,052
                                                                               --------           --------
         Total current assets                                                   170,257            187,393

PROPERTY, PLANT AND EQUIPMENT, at cost                                          134,286             99,331
Less allowance for depreciation                                                  51,605             48,524
                                                                               --------           --------
                                                                                 82,681             50,807
OTHER ASSETS                                                                     24,829              9,721
                                                                               --------           --------
         TOTAL ASSETS                                                          $277,767           $247,921
                                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                              $ 33,186           $ 37,532
 Accrued expenses                                                                36,542             29,036
 Income taxes                                                                     4,901             10,180
 Dividend payable                                                                 1,127              1,128
 Current installments on long-term debt                                           3,215              2,270
                                                                               --------           --------
         Total current liabilities                                               78,971             80,146

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                      27,941             28,178

LONG-TERM DEBT                                                                   28,861                914
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share:
         Authorized 50,000,000 shares;
          issued 16,271,831 shares                                                1,627              1,627
Less treasury stock at cost
         (165,993 and 168,493 shares)                                            (1,344)            (1,345)
Paid-in-capital                                                                 123,432            123,428
Equity adjustments                                                                  (51)               (49)
Deferred compensation                                                            (2,761)            (2,907)
Retained earnings                                                                21,091             17,929
                                                                               --------           --------
                                                                                141,994            138,683
                                                                               --------           --------
         TOTAL LIABILITIES AND                                                 $277,767           $247,921
          STOCKHOLDERS' EQUITY                                                 ========           ========

                                       3

GROW GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

                                                         Six Months Ended                  Three Months Ended
                                                            December 31                       December 31
                                                      1994              1993             1994              1993
                                                   ----------        ----------       ----------        ----------
Revenues                                             $246,239          $197,386         $120,066           $93,458

 Costs and expenses:
 Cost of products sold                                157,300           124,699           77,554            59,066
 Research and development                               2,986             2,313            1,522             1,148
 Storage and delivery                                   8,705             7,837            4,343             3,960
 Selling and administrative                            66,893            52,202           33,736            25,964
 Interest expense                                       1,164               448              700               222
 Corporate interest income                               (208)             (483)             (57)             (204)
 Unusual Item                                              60                                 60
                                                   ----------        ----------       ----------        ----------
Total costs and expenses                              236,900           187,016          117,858            90,156
                                                   ----------        ----------       ----------        ----------
Income before income taxes                              9,339            10,370            2,208             3,302
Income taxes                                           (3,922)           (4,355)            (927)           (1,386)
                                                   ----------        ----------       ----------        ----------
Net Income                                           $  5,417          $  6,015         $  1,281           $ 1,916
                                                   ==========        ==========       ==========        ==========
Net income per common and
common equivalent share                                  $.34              $.37             $.08              $.12
                                                   ==========        ==========       ==========        ==========
Average number of shares                           16,148,000        16,085,000       16,137,000        16,091,000
                                                   ==========        ==========       ==========        ==========
Cash dividends per share
          (common)                                       $.14              $.14             $.07              $.07
                                                   ==========        ==========       ==========        ==========


GROW GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                            Six Months Ended
                                                                               December 31
                                                                          1994          1993
                                                                        --------       --------
                                                                             (In thousands)
Operating Activities

 Net income                                                             $  5,417       $  6,015
 Adjustments to reconcile net income
  to net cash provided (used)
  by operating activities:
   Depreciation, amortization and
    provision for doubtful accounts                                        4,615          4,575
   Changes in operating assets and
    liabilities-net                                                       (9,590)       (10,839)
Other                                                                       (339)           184
                                                                        --------       --------
         Net cash provided (used) by
          operating activities                                               103            (65)

Investing Activities

 Purchase of property, plant and
  equipment - net of disposals                                            (3,219)        (2,480)
 Acquisition of Sinclair (1994) and
  Zynolyte (1993)                                                        (55,387)       (16,300)
                                                                        --------       --------
         Net cash used by
          investing activities                                           (58,606)       (18,780)

Financing Activities

 Proceeds from borrowing/payments of
  debt - net                                                              28,892         (4,912)
 Proceeds from issuance of common stock                                        5            623
 Cash dividends                                                           (2,255)        (2,293)
                                                                        --------       --------
         Net cash provided (used) by
          financing activities                                            26,642         (6,582)
                                                                        --------       --------
         (Decrease) in cash and
          cash equivalents                                               (31,861)       (25,427)

Cash and cash equivalents at beginning
 of period                                                                38,816         56,015
                                                                        --------       --------

Cash and cash equivalents at end
 of period                                                              $  6,955       $ 30,588
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

                                        For the Six Months            For the Three
                                        Ended December 31              Months Ended
                                      1993             1994          December 31, 1993
                                    --------         --------        -----------------
Revenues                            $256,314         $247,448            $116,391
                                    ========         ========            ========
Net income                             6,055            5,197                 940
                                    ========         ========            ========
Net income per
common and common
equivalent share                        0.37             0.32                0.06
                                    ========         ========            ========


d. On November 16, 1994, the Company announced the execution of a letter of intent to acquire Manhattan Products, Inc., a manufacturer of household products with annual revenues of approximately $22 million. The Company has also executed a letter of intent in connection with a small acquisition in Spain.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the by the undersigned thereunto duly authorized.

                                                  GROW GROUP, INC.

Date:  March 10, 1995                       By:   /s/ Frank V. Esser
                                                  --------------------------
                                                  Frank V. Esser, Treasurer
                                                  (Chief Financial and Chief
                                                   Accounting Officer)