Form 10-Q
period 1995-03-31
GROW GROUP INC
filed 1995-05-15
CIK 44171

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1995

          OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     Commission file number 1-4596

                              GROW GROUP, INC.
     ________________________________________________________________________
               (Exact name of registrant as specified in its charter)

               New York                             11-1665588
     ________________________________________________________________________
     (State or other jurisdiction of             (IRS Employer
      incorporation or organization)           Identification No.)

               200 Park Avenue, New York, New York      10166

     ________________________________________________________________________
          (Address of principal executive offices)   (Zip Code)

     Registrant's telephone no., including area code:  (212) 599-4400
                                                      ________________

                               Not Applicable
     _________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                   _____    ______

          The number of shares of Common Stock, $.10 par value per share, outstanding as of May 10, 1995 was 16,101,712.



                              GROW GROUP, INC.

                                   INDEX
                                   _____

     PART I.   FINANCIAL INFORMATION                   PAGE NUMBER
                                                       ___________

               Item 1.  Financial Statements

               Consolidated Condensed Balance Sheet          3
               (Unaudited) - March 31, 1995 and
               June 30, 1994

               Consolidated Condensed Statement of           4
               Operations (Unaudited) - Nine Month
               and Three Month Periods Ended
               March 31, 1995 and March 31, 1994

               Consolidated Condensed Statement of           5
               Cash Flows (Unaudited) - Nine Months
               Ended March 31, 1995 and
               March 31, 1994

               Notes to Consolidated Condensed               6
               Financial Statements (Unaudited)

               Item 2.  Management's Discussion and          7
                        Analysis of Financial Condition
                        and Results of Operations

     PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings                   10

               Item 5.  Other Information                   14

               Item 6.  Exhibits and Reports on Form 8-K    15


                           PART I:  FINANCIAL INFORMATION
                         GROW GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE
                               SHEET (UNAUDITED)

                                                 March       June
                                                   31,        30,
                                                  1995       1994
                                             ____________    __________
                                                    (In thousands)

     ASSETS
     CURRENT ASSETS
      Cash and cash equivalents                   $ 5,084    $38,816
      Accounts receivable less allowances
       of $4,814 and $3,667                        69,745     69,622
      Inventories, at lower of cost or market:
       Finished and in-process products            68,794     48,490
       Materials, containers and supplies          17,530     14,413
                                              ____________  ___________
                                                   86,324     62,903
      Prepaid expenses and other current
       assets                                      16,958     16,052
                                               ___________  ___________
          Total current assets                    178,111    187,393

     PROPERTY, PLANT AND EQUIPMENT, at cost       136,119     99,331
     Less allowance for depreciation               52,740     48,524
                                               ___________  ___________
                                                   83,379     50,807
     OTHER ASSETS                                  25,058      9,721
                                               ___________  ___________
          TOTAL ASSETS                           $286,548   $247,921
                                               ===========  ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Accounts payable                           $ 37,810   $ 37,532
      Accrued expenses                             36,497     29,036
      Income taxes                                  5,562     10,180
      Dividend payable                              1,127      1,128
      Current installments on long-term debt        4,343      2,270
                                                __________  ___________
          Total current liabilities                85,339     80,146

     DEFERRED INCOME TAXES AND OTHER LIABILITIES   28,168     28,178

     LONG-TERM DEBT                                32,834        914
     STOCKHOLDERS' EQUITY
     Common stock, par value $.10 per share:
          Authorized 50,000,000 shares;
           issued 16,271,831 shares                 1,627      1,627
     Less treasury stock at cost
          (170,118 and 168,493 shares)             (1,384)    (1,345)
     Paid-in-capital                              123,432    123,428
     Equity adjustments                                39        (49)
     Deferred compensation                         (2,601)    (2,907)
     Retained earnings                             19,094     17,929
                                                __________  ___________
                                                  140,207    138,683
                                                __________  ___________
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                  $286,548   $247,921
                                                __________  ___________


                       GROW GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                      (In thousands except per share data)

                                  Nine Months Ended    Three Months Ended
                                        March 31           March 31
                                 __________________     __________________
                                 1995        1994       1995         1994
                                 __________________     __________________
     Revenues                    $364,063   $288,566    $117,824   $91,180
      Costs and expenses:
      Cost of products sold       234,510    184,135      77,210    59,436
      Research and development      4,497      3,539       1,511     1,226
      Storage and delivery         13,329     11,856       4,624     4,019
      Selling and administrative  101,858     76,490      34,965    24,288
      Interest expense              1,928        683         764       235
      Corporate interest income      (259)      (710)        (51)     (227)
     Unusual Item                      79          0          19         0
                                  ________   ________    ________   ________
     Total costs and expenses     355,942    275,993     119,042    88,977
                                  ________   ________    ________   ________
     Income before income taxes     8,121     12,573      (1,218)    2,203
     Income taxes                   3,573      5,281        (350)      925
                                  ________   ________    ________   _______
     Net Income                  $  4,548   $  7,292    $  ($868)  $ 1,278
                                  ========   ========    ========   =======
     Net income per common and
     common equivalent share         $.28       $.45       $(.05)     $.08
                               ========== ==========  =========== =========
     Average number of shares  16,150,000 16,100,000  16,144,000 16,155,000
                               ========== ==========  ========== ==========
     Cash dividends per share
           (common)                  $.21       $.21        $.07      $.07
                               ========== ==========  ==========  =========


                      GROW GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   Nine Months Ended
                                                        March 31
                                                  ___________________
                                                    1995        1994
                                                  ___________________
                                                     (In thousands)

     Operating Activities

      Net income                                  $ 4,548   $ 7,292
      Adjustments to reconcile net income
       to net cash provided (used)
       by operating activities:
        Depreciation, amortization and
         provision for doubtful accounts            8,048     7,048
        Changes in operating assets and
         liabilities-net                          (15,140)  ( 2,361)
     Other                                           (218)     (557)
                                                 _____________________
          Net cash provided (used) by
           operating activities                  $ (2,762)  $11,422

     Investing Activities

      Purchase of property, plant and
       equipment - net of disposals                (5,764)   (3,847)
      Acquisition of Sinclair (FY1995) and
       Zynolyte and Havco (FY1994)                (55,781)  (17,389)
                                                  _____________________
           Net cash used by
            investing activities                 $(61,545) $ (21,236)

     Financing Activities

      Proceeds from borrowing/payments of
       debt - net                                  33,993    (5,123)
      Proceeds from issuance of common stock -
       net of purchases                               (35)      898
      Cash dividends                               (3,383)   (3,419)
                                                  _____________________
          Net cash provided (used) by
           financing activities                  $ 30,575  $ (7,644)
                                                  _____________________
          (Decrease) in cash and
            cash equivalents                      (33,732)  (17,458)

     Cash and cash equivalents at beginning
      of period                                  $ 38,816  $ 56,015
                                                  _____________________

     Cash and cash equivalents at end
      of period                                   $ 5,084  $ 38,557
                                                   ====================


          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     a. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

     b. Effective August 2, 1993, the Company purchased all of the outstanding capital stock of Zynolyte Products Company ("Zynolyte") for $16,300,000 in cash. Zynolyte is a producer of aerosol and specialty brush-applied paint products. Its annual revenues were approximately $27 million for the year ended January 31, 1993.

     c. Effective August 1, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Sinclair Paint Company ("Sinclair"), a division of Insilco Corporation, for approximately $56 million in cash. Sinclair's revenues for calendar year 1993 were approximately $95 million. The transaction resulted in approximately $15 million in cost in excess of net assets acquired which is being amortized over 40 years.

          The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Sinclair had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                              For the Nine Months  For the Three
                                 Ended March 31    Months Ended
                               1995       1994     March 31, 1994
                              ________  ________   ______________

     Revenues                 $374,138  $361,706       $114,258
                              ========  ========       ========
     Net income               $  5,215  $  6,141       $    839
                              ========  ========       ========
     Net income per
     common and common
     equivalent share         $   0.32  $   0.38       $   0.05
                              ========  ========       ========

     d. To finance the acquisition, the Company's revolving loan facility, with Chemical Bank as agent, was increased from $40 million to $60 million and $26 million was borrowed thereunder. During the quarter ended December 31, 1994, the revolving loan facility was further increased to $75 million and Wells Fargo Bank became a participant. In addition, during the quarter ended March 31, 1995, the facility was extended for one year to March 31, 1997.

     e. On April 30, 1995 the Company entered into an Agreement and Plan of Merger among the Company, Imperial Chemical Industries PLC ("ICI") and GDEN Corporation, an indirect wholly-owned subsidiary of ICI. Pursuant to the Agreement and Plan of Merger, on May 4, 1995 a tender offer was commenced by GDEN Corporation for all shares held by stockholders of the Company at $18.10 per share. On May 8, 1995, The Sherwin-Williams Company through its wholly-owned subsidiary, GGI Acquisition, Inc., commenced a tender offer for all outstanding shares at $19.50 per share. See
     Part II, Item 5, "Other Information" below for a more complete description of these tender offers.

          The Company has been named as a defendant in a number of law suits (including purported class actions) in connection with the transactions contemplated by the Agreement and Plan of Merger and tender offers. (See Part II, Item 1, "Legal Proceedings" below).

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                    Quarter and Nine Months Ended March 31, 1995
               Compared to Quarter and Nine Months Ended March 31, 1994

     General

          As more fully described in Part II, Item 5, "Other
     Information" below, the Company has entered into an Agreement and Plan of Merger and competing tender offers have been commenced.
     The Company's results of operations and financial position for the fourth quarter and future periods may be impacted by certain costs and expenses (including cash and non-cash charges) which are being or may be incurred in connection with such tender offers. Such items include, but are not limited to, legal, accounting and other fees and expenses presently estimated at approximately $3,000,000, the write off of certain deferred financing costs of approximately $250,000 if an offer is consummated, a "breakup fee" of $8,000,000 which may become payable to ICI under certain circumstances, a non cash charge to earnings related to forgiveness of an Employee Stock Ownership Plan loan of approximately $2,600,000 if an offer is consummated, and unusual travel and other expenses in a presently indeterminable amount.
     Certain of the foregoing legal, accounting and other charges will be incurred whether or not the foregoing tender offers are consummated.

     Results of Operations

          Consolidated revenues increased $75,497,000 (26.2%) for the nine months and $26,644,000 (29.2%) for the quarter. The increases were primarily the result of including the revenues of Sinclair Paint Company ("Sinclair") acquired effective August 1, 1994. Revenues of the Company's operations exclusive of Sinclair increased $8,197,000 (2.8%) for the nine months and $4,650,000 (5.1%) for the quarter.

          Revenues of the coatings and chemicals segment increased $72,788,000 (31.0%) in the nine months and $25,710,000 (35.5%) in the third quarter with Sinclair accounting for most of such increases. Revenues from Architectural Paint operations, other than Sinclair, increased 4.7% in the nine months and 5.4% in the quarter. The increases were principally the result of higher sales of sundries (such as brushes and rollers, wallpaper and other accessory items and application equipment) and sales contributed by an increased number of company-operated stores offset, in part, by lower royalty income. In addition, for the quarter, lower sales of both aerosols and specialties were recorded by Zynolyte Products Company. Sales were stronger for the Company's Devoe & Raynolds operation which sells east of the Rocky Mountains and softer in both California (which experienced bad weather) and Hawaii where Ameritone Paint Company operates. Automotive Division revenues decreased 8.2% in the nine months and 5.7% in the quarter as a result of both lower unit volume and lower pricing due to competitive pressures. Devoe Coatings Company Division (maintenance and marine products) revenues declined by .9% in the nine months and increased 10.0% in the quarter. Revenues for this Division in the current fiscal year were adversely impacted by 4.7% in the nine months and 1.0% in the quarter. Decreased sales in the highly competitive European market had a negative impact in both the nine months and the third quarter.

          Revenues of the Consumer and Professional Products segment increased $2,709,000 (5.0%) in the nine months and $934,000 (4.7%) in the quarter. Higher unit volume in sales to club stores (including new products introduced to this market in the second quarter) and higher unit volume for the Consumer Division in each of the first three quarters of fiscal 1995 were offset, in part, by lower sales of Professional Products. Revenues were also adversely impacted by competitive price reductions.

          Cost of Products Sold: Consolidated gross profit as a percentage of revenues decreased slightly from 36.2% to 35.6% for the nine months and from 34.8% to 34.5% for the quarter. The impact of including Sinclair (which operates, as do the Company's other architectural paint operations, at somewhat higher gross profit margins than some of the Company's other operations) had the effect of increasing the gross profit percentage by 9/10 of one percentage point for the nine months and 1.5 percentage points for the quarter. This was offset by lower margins in Devoe Coatings marine and maintenance products, Consumer and Professional Products Group and the Automotive Division. Gross profit margins for the Devoe Coatings operations decreased by 1.3 percentage points in the nine months and 2.5 percentage points in the quarter reflecting highly competitive conditions, particularly in the domestic marine business, higher raw material costs and reduced contracting and royalty revenue. The reduction in the gross margin percentage of the Consumer and Professional Products Group (3.0 percentage points for the nine months and 2.8 percentage points for the quarter) was related principally to competitive price reductions and raw material cost increases. This operation has implemented selling price increases for the second half of fiscal 1995. The Automotive Division experienced raw material cost increases which have not yet been passed on to customers. Architectural paint operations have been and are expected to continue to experience selective raw material cost increases. Selling price increases have been implemented and further action will be taken when feasible to maintain gross profit margins.

          Storage and Delivery: The increases of $1,473,000 (12.4%) for the nine months and $605,000 (15.1%) for the quarter are primarily the result of including Sinclair along with a change in the mix of shipments in the Consumer and Professional Products Group.

          Selling, General and Administrative: The increases of $25,368,000 (33.2%) for the nine months and $10,677,000 (44.0%)
     for the quarter were primarily the result of including Sinclair ($22,284,000 for the nine months and $7,983,000 for the quarter) in the current periods. Sinclair, as with the Company's other architectural paint operations, has higher SG&A expenses as a percentage of revenues than the Company as a whole. This was a factor in the increase in the percentage of SG&A expenses to revenues in the fiscal 1995 periods. In both the nine months and the quarter product introduction costs for Foam & FreshTM were incurred by the Consumer and Professional Products Group, architectural paint operations incurred higher store operating costs due to opening new locations (including the acquisition of five Havco Paint stores in the Tampa area) and product introduction costs related to AquanamelTM and DevlokTM were experienced. Also affecting SG&A expense were expenditures related to the start-up of the Consumer Paint Division, legal expenses regarding a case won by a jury verdict, costs related to a management change in the Automotive Division, and costs incurred on the aborted proposed acquisitions of Martin Paint and a company in Spain. In addition, the first six months of the current year included unusual costs related to the relocation of a large store in Honolulu. The absence of such expenses would have resulted in lower SG&A expense including lower environmental costs - See Environmental Matters.

          Interest Expense and Corporate Interest Income: The net increase ($1,696,000 for the nine months and $705,000 for the quarter) in these items was primarily the result of increased borrowings and the use of cash balances for the acquisition of Sinclair. Increases in prevailing interest rates also contributed to the net increase.

          Environmental Matters: The Company continues to incur and accrue costs related to compliance with environmental laws. The provision for such costs amounted to $910,000 for the nine months and $408,000 for the quarter ended March 31, 1995 compared to $2,213,000 for the prior year's nine months and $602,000 for the prior year's quarter. The Company periodically reviews its estimates of and accrues appropriate amounts for costs of compliance with environmental laws and the cleanup of various sites, including sites as to which governmental agencies have designated the Company (or have indicated a possibility of designating the Company) a potentially responsible party. (See the Company's Annual Report on Form 10-K for the year ended June 30, 1994). The provisions for environmental costs for the periods ended March 31, 1995 are not necessarily indicative of future costs.

        Where a minimum cost or a reasonable estimate of the total costs of cleanup or compliance has been established, the applicable amount has been accrued. The related accrued liability totalled $10,093,000 as of December 31, 1994. In many instances, estimates cannot be made of the total costs of cleanup or compliance, the Company's share, if any, of such costs, nor the timing thereof; accordingly, the Company is unable to predict the effect thereof on future results of operations. In the event of one or more adverse determinations in any annual or interim period, the impact on results of operations for those periods could be material. However, based upon the Company's present belief as to its relative involvement at these sites, other viable entities' responsibilities for cleanup, potential insurance coverage and the extended period over which any costs would be incurred, the Company presently believes that these matters will not have a material adverse effect on the Company's consolidated financial position.

          Income taxes: The effective income tax rate used for the nine months increased from 42% to 44% due to an increase in non-deductible losses in the Netherlands subsidiary. The change in the quarter is the result of using the new effective tax rate for the year-to-date calculation.

     LIQUIDITY:

          During the nine months, operating activities used $2,762,000 of cash flow. The Company's net income, adjusted for depreciation, amortization and provision for doubtful accounts, contributed $12,596,000 to cash flow. Changes in operating assets and liabilities and other items used $15,358,000 in cash flow. The changes in all balance sheet categories were primarily the result of the inclusion of the operations of Sinclair and normal seasonal patterns.

          The acquisition of the assets of Sinclair for approximately $56 million in cash and net purchases of fixed assets of $5,764,000 resulted in a use of cash for investing activities of $61,545,000.

          To finance the acquisition of Sinclair, and for working capital, the Company borrowed $32 million under its revolving credit line (which has a current interest rate of approximately 8 1/8%). After giving effect to cash dividends paid of $3,383,000 and certain other items, net cash provided by financing activities was $30,575,000.

          The Company has a revolving credit facility expiring in March 1997 with four banks to borrow, at prime (or, at the Company's option, LIBOR plus 2%) up to $75 million less the amount of outstanding letters of credit ($13,693,000 at March 31, 1995). Future short-term and long-term liquidity requirements, including amounts required for acquisitions, are expected to be satisfied from cash flow from operations, borrowings from banks or other lenders and/or equity sources.

          The Company's liquidity may be affected by the costs and expenses described under "General" above and the Company's lenders may be entitled to terminate the Company's revolving credit facility as a result of the transactions contemplated by the Agreement and Plan of Merger.

          See Note d to the financial statements.

                                   PART II
                              OTHER INFORMATION

     Item 1.   Legal Proceedings.
               _________________

          (a) On February 14, 1995, a complaint was served on the Company in an action entitled Hobart Walters, Sr. & Quality Paint & Decorating v. Grow Group, Inc., Devoe & Raynolds Co., Rey Gomez and Malcolm R. (Sonny) Dobb, which was filed in the 129th Judicial District Court, Harris County, Texas. The action was removed to the United States District Court for the Southern District of Texas, Houston Division. The complaint alleges that the Company's Devoe & Raynolds Co. Division violated the Texas Deceptive Trade Practices Act by making certain false, misleading and deceptive statements regarding a Dealer Agreement between Quality Paint & Decorating and Devoe & Raynolds Co. The complaint also alleges causes of action for common law fraud, breach of contract, antitrust violation, negligent misrepresentation and fraudulent concealment in connection with the course of dealing between Quality Paint & Decorating and Devoe & Raynolds Company. The complaint does not seek relief in a specific dollar amount.

          (b) On April 30, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 30, 1995, with Imperial Chemical Industries PLC ("ICI"), and GDEN Corporation, an indirect wholly-owned subsidiary of ICI ("GDEN"), which provides, among other things, for the acquisition by ICI of all the outstanding shares of the Company's Common Stock, $.10 par value per share (the "Shares"), through a tender offer (the "ICI Offer") for $18.10 per Share. Corimon, S.A.C.A. ("Corimon") entered into an Option Agreement, dated as of April 30, 1995, with ICI and GDEN (the "Corimon Option Agreement") pursuant to which Corimon granted ICI an option to purchase 4,025,841 Shares (approximately 25% of the outstanding shares of the Company's Common Stock) at a purchase price of $17.50 per Share. ICI's purchase of the Shares owned by Corimon is conditioned upon ICI's prior consummation of its tender offer. The Merger Agreement, the ICI Offer and the Option Agreement are more fully described in Item 5 "Other Information" below. In connection with the Merger Agreement and the ICI Offer, on May 1, 1995, a purported class action entitled General Color Company Pension Plan v. Grow Group, Inc. et al., was filed in the Supreme Court of the State of New York, New York County (the "State Action") on behalf of the class of all the Company's current shareholders. In addition to the Company, all members of the Company's Board of Directors are named as defendants in the State Action. The complaint in the State Action alleges that the $18.10 per Share price which ICI is offering for all the outstanding Shares is insufficient and that the proposed ICI Offer is unfair to the Company's shareholders and represents an attempt by the defendants to enrich themselves at the expense of the plaintiff class. The plaintiff in the State Action asserts that defendants violated their fiduciary duties to the Company's shareholders by allegedly failing adequately to evaluate the Company as a potential acquisition candidate; to take adequate steps to enhance the Company's value as an acquisition candidate; and to create an active and open auction for the Company. The complaint in the State Action further alleges that the defendants have wrongfully decided not to solicit proposals or initiate discussions with third parties for the acquisition of the Company, instead of seeking the highest possible price for the Shares of the plaintiff class. The complaint in the State Action seeks, among other things, a preliminary and permanent injunction barring defendants from taking any steps to accomplish the proposed merger with ICI at a price that is not fair and equitable to the plaintiffs and restraining the defendants' ability to use their alleged voting control of the Company to effect the transaction with ICI. The complaint also seeks unspecified damages for losses suffered and to be suffered by the plaintiff class as a result of the acts alleged in the complaint.

          (c) On May 5, 1995, a purported class action entitled Martin Appelbaum and Rosalyn Younger v. Grow Group, Inc., et al., was filed in the Supreme Court of the State of New York, New York County (the "Appelbaum State Action") on behalf of the Company's shareholders against the Company, all members of the Company's Board of Directors (the "Individual Defendants"), and ICI. The complaint alleges that the Individual Defendants have breached and are breaching their fiduciary duties to the purported class of the Company's shareholders by, among other things, failing to respond in a reasonable and informed manner to an expression of interest in the Company by The Sherwin-Williams Company ("Sherwin-Williams"); and to inform themselves as to other potential acquirors or merger partners so as to maximize shareholder value.

               The complaint in the Appelbaum State Action seeks, among other things, an order: requiring the defendants to carry out their fiduciary duties to plaintiffs and other members of the purported class; enjoining the transaction between the Company and ICI, and rescinding any transactions effected by the defendants in an unfair manner and for an unfair price; damages suffered as a result of the acts and transactions alleged in the complaint; an accounting for all profits realized as a result of the complained of transaction; and costs, disbursements, and reasonable attorneys' and experts' fees.

          (d) On May 5, 1995, a purported class action entitled Samuel Pill v. Grow Group, Inc., et al., was filed in the Supreme Court of the State of New York, New York County (the "Pill State Action") on behalf of the Company's shareholders, against the Company and all members of the Company's Board of Directors (the "Individual Defendants"). The complaint alleges that the Individual Defendants breached their fiduciary duties to the purported class of the Company's shareholders by agreeing to the ICI transaction at a price which they knew was grossly unfair, inadequate and not representative of the true and present value of the Company. The complaint also alleges, among other things, that the Individual Defendants have breached their fiduciary duties to the purported class by failing to auction the Company to the highest bidder. The complaint further alleges that the option granted to ICI to purchase Corimon's 25% interest in the Company is a breach of the fiduciary duties owed by defendant Broslat, who is a director of the Company and the Chief Financial Officer of Corimon.

               The complaint in the Pill State Action seeks, among other things, an order declaring that the Individual Defendants have breached their fiduciary duties; enjoining defendant from proceeding with the transaction; damages in an unspecified amount; and costs, disbursements and counsel and expert fees.

          (e) On May 4, 1995, the Company learned that a purported class action entitled Miriam Sarnoff and Frederick Rand v. Grow Group, Inc. et al., was filed on May 2, 1995 in the Supreme Court of the State of New York, New York County (the "Sarnoff State Action") on behalf of the Company's shareholders. In addition to the Company, all members of the Company's Board of Directors are named as defendants in the Sarnoff State Action. The complaint in the Sarnoff State Action alleges that the proposed transaction with ICI is grossly unfair and detrimental to the Company's shareholders. The complaint asserts that the defendants agreed to the proposed transaction with ICI in order to enable the defendants to maintain their positions as directors and officers of the Company, and to benefit Corimon, which allegedly had an incentive to accept a low bid because it needed to raise cash quickly in order to fund its recently announced acquisition of "Standard Paints" in California. The complaint further alleges that the Merger Agreement prohibits defendants from negotiating with third parties, and that as a result, there was no possibility that competition between ICI and other companies could have driven up the purchase price. The complaint in the Sarnoff State Action seeks, among other relief, an order requiring defendants to announce their intention to cooperate with any entity having a bona fide interest in proposing a transaction that would maximize shareholder value, undertake an evaluation of the Company's worth as a merger/acquisition candidate, and act independently to protect the shareholders' interest. The complaint also seeks an accounting for damages allegedly suffered by shareholders as a result of the acts and transaction alleged in the complaint.

          (f) On May 8, 1995, an action entitled The Sherwin-Williams Company v. Imperial Chemical Industries PLC et. al., was filed in the United States District Court for the Northern District of Ohio, Eastern Division by Sherwin-Williams against ICI, GDEN and the Company (the "Sherwin-Williams' Federal Action"). The complaint alleges, among other things, that ICI's Offer to Purchase, dated May 4, 1995 (the "Offer to Purchase") is materially false and misleading, in that it (i) falsely describes the break-up fee provisions of the Merger Agreement; (ii) misrepresents the terms and nature of the Corimon Option Agreement; and (iii) misrepresents ICI's ability to consummate a Merger with the Company which, according to the complaint, cannot be consummated for five years under Section 912 of the New York Business Corporation Law ("BCL"). The complaint also alleges that the Company's Schedule 14D-9 is materially false and misleading in that it (i) impliedly represents that the Board of Directors of the Company had an informed basis upon which to recommend the merger with ICI when, in fact, the Board did not have such an informed basis; (ii) contains misrepresentations and omissions concerning Sherwin-Williams' repeated indications of interest in negotiating and consummating an acquisition of the Company; and (iii) misrepresents the terms and nature of the Corimon Option Agreement.

               The complaint in the Sherwin-Williams' Federal Action seeks, among other things, an order: (i) preliminarily and permanently enjoining ICI and all other persons acting in concert with it, from acquiring or attempting to acquire the Company's Shares or continuing the ICI Offer; (ii) that ICI, GDEN and the Company make appropriate disclosures to correct the alleged false and misleading statements described above, and prohibiting ICI from purchasing or making any tender offer for Shares for an appropriate period to allow full dissemination of such disclosures to the marketplace and to the Company's shareholders; and (iii) enjoining the Company and all other persons acting in concert with them, from taking any steps to assist or facilitate the completion of the tender offer for the Company by GDEN or ICI. The complaint also seeks costs, disbursements and reasonable attorneys' fees.

          (g) On May 8, 1995, Sherwin-Williams commenced an action entitled The Sherwin-Williams Company v. Grow Group, Inc. et al., in the Supreme Court of the State of New York (the "New York Action") against the Company, ICI, GDEN and members of the Company's Board of Directors (collectively, the "Defendants"). The complaint in the New York Action alleges, among other things, that the Company and its Board of Directors breached their fiduciary duties to the Company's shareholders by, among other things, entering into the Merger Agreement and agreeing to the Corimon Option Agreement and the break-up fee without first negotiating with Sherwin-Williams or adequately considering potential alternative transactions available to the Company. The complaint also alleges, among other things, that the Merger Agreement and proposed merger violate Section 912 of the BCL, which, according to the complaint, prevents the merger between ICI and the Company for five years. The complaint further alleges that the Company's Board breached its fiduciary duty to make truthful and complete disclosures by (i) misleadingly stating that the transaction and proposed merger are fair to, and in the best interest of, the Company's shareholders when in fact it had no informed basis to make such a statement; and (ii) failing to disclose that the transaction and proposed merger violate Section 912 of the BCL. The complaint in the New York Action seeks, among other things, (i) an order declaring that the Merger Agreement and the Corimon Option Agreement are null and void and unlawful and were entered into in breach of the fiduciary duties of the Company's Board; (ii) requiring the Company and the Board to provide Sherwin-Williams a fair and equal opportunity to acquire the Company; and (iii) enjoining any further conduct by ICI intended to cause, or having the effect of causing, the Company to forego the opportunity to enter into an economically more favorable transaction than the merger with ICI. The complaint also seeks costs and disbursements, including attorneys' fees.

               On May 8, 1995, Sherwin-Williams moved by order to show cause for a hearing (the "Hearing") on a motion for a preliminary injunction, among other things, (i) enjoining defendants from taking any further steps to facilitate or consummate the ICI Offer; (ii) enjoining and invalidating the break-up fee; and
     (iii) directing the Company and the Board to investigate and explore all bona fide offers and proposals to acquire the Company, including the Sherwin-Williams' tender offer, and to remove all impediments to the Sherwin-Williams' tender offer.

               On May 8, 1995, Sherwin-Williams also moved by order to show cause for a temporary restraining order, pending the Hearing, (i) enjoining ICI from exercising any right under the Corimon Option Agreement to prevent Corimon from withdrawing any Shares that Corimon may tender into the Offer; and (ii) enjoining and directing the Company to provide Sherwin-Williams by 10:00 a.m. on May 10, 1995 with a record of the names and addresses of the Company's shareholders, and the number and class of Shares held by each.

               At a hearing on May 8, 1995, the Court denied Sherwin-Williams' motion for a temporary restraining order. The Court also scheduled a hearing for May 25, 1995 at 4:00 p.m. on Sherwin-Williams' motion for a preliminary injunction.

          (h) On May 8, 1995, a purported class action entitled A.D. Gilhart & Co., Inc., v. Grow Group, Inc. et al., was commenced in the Supreme Court of the State of New York, New York County (the "Gilhart Action") against the Company and members of the Company's Board of Directors. The complaint in the Gilhart Action alleges, among other things, that the defendants breached their fiduciary duties owed to the Company's shareholders in connection with the proposed merger between the Company and ICI by failing to pursue discussions with Sherwin-Williams about a possible acquisition of the Company by Sherwin-Williams.

               The complaint in the Gilhart Action seeks, among other things, an order (i) enjoining defendants from enforcing the Company's "anti-takeover procedures"; (ii) requiring defendants to explore third party interest and accept the highest bid obtainable for the Company's Shares; and (iii) awarding the plaintiffs' costs and disbursements, including attorneys' fees.

          (i)  On May 9, 1995, a purported class action entitled Kim
     J. Hammond and Jeffrey Dell v. Grow Group, Inc., et al. was commenced in the United States District Court for the Southern District of New York (the "Hammond Action") against the Company and certain members of the Company's Board of Directors (collectively, the "Defendants") on behalf of all persons who sold the Company's securities during the period from April 29, 1995 to May 4, 1995 and who sustained damages as a result of such sale. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder for, among other things, issuing the statements contained in press releases dated April 28, 1995 and May 1, 1995 which allegedly were materially false and misleading for failing to adequately disclose all material facts concerning Sherwin-Williams' contacts with the Company regarding a proposed acquisition by Sherwin-Williams; and for falsely creating the impression that the Board of Directors had "shopped" the Company. The complaint further alleges that the above-mentioned disclosures artificially affected the market price of the Company's securities.

               The complaint in the Hammond Action seeks, among other things, monetary damages against the Defendants in an unspecified amount for all losses suffered by the plaintiffs as a result of the allegedly improper activity of the Defendants and costs, reasonable attorneys' fees and expert fees and disbursements.

          (j) On May 9, 1995, a purported class action entitled Kenneth Steiner v. Grow Group, Inc., et al., was commenced in the Supreme Court of the State of New York, New York County (the "Steiner Action") against the Company and certain current members and one former member of the Company's Board of Directors. The complaint in the Steiner Action alleges, among other things, that the individual defendants breached their fiduciary duties to the purported class by excluding Sherwin-Williams from bidding for the Company, by failing to seek other bona fide bids and by failing to take adequate steps to maximize shareholder value.

               The complaint in the Steiner Action seeks, among other things, an order (i) declaring that the defendants breached their fiduciary duties to the purported class; (ii) preliminarily and permanently enjoining the purchase of the Company by ICI pursuant to the Merger Agreement; (iii) requiring defendants to negotiate with Sherwin-Williams and/or other potential acquirors to maximize shareholder value; and (iv) awarding plaintiffs' compensatory damages and costs and disbursements, including attorneys' fees and expert fees.

     Item 5.   Other Information.

          (a) On March 23, 1995, the Company entered into Amendment No. 4 to the Credit Agreement dated as of March 31, 1993, among the Company, Grow Group Insurance, Ltd., Cello Corp., Sinclair-Ameritone Paint Corporation and Zynolyte Products Company, wholly-owned subsidiaries of the Company, and Chemical Bank New Jersey, N.A., Fleet Bank, PNC Bank, Kentucky, Inc., Wells Fargo Bank, N.A. and Chemical Bank (collectively, the "Banks"), pursuant to which the Bank extended the expiration date of the Company's credit facility from March 31, 1996 to March 31, 1997. Reference is made to the Company's Current Reports on Form 8-K dated (date of earliest event reported) March 31, 1993 and August 3, 1994 and the Company's Current Report on Form 10-Q for the quarter ended December 31, 1994 for further information concerning this credit facility.

          (b) As noted in Item 1, "Legal Proceedings" above, on April 30, 1995, the Company, Imperial Chemical Industries PLC, a corporation organized under the laws of England ("ICI"), and GDEN Corporation, a New York corporation and an indirect wholly-owned subsidiary of ICI ("GDEN"), entered into an Agreement and Plan of Merger, dated as of April 30, 1995 (the "Merger Agreement").

               The Merger Agreement provides, among other things, for the acquisition by ICI of all the outstanding shares of the Company's Common Stock, $.10 par value per share (the "Shares"), through (i) a tender offer (the "Offer") for all Shares for $18.10 per Share, net to the sellers thereof in cash (the "Per Share Amount"), subject to any amounts required to be withheld under applicable federal, state, or foreign income tax regulations and (ii) a second-step merger pursuant to which GDEN will merge with and into the Company (the "Merger") and all outstanding Shares (other than Shares held by the Company as treasury stock or owned by ICI, GDEN or any other subsidiary of ICI, and other than dissenting Shares) will be converted into the right to receive the Per Share Amount in cash, subject to any amounts required to be withheld under applicable federal, state, local or foreign income tax regulations.

               Corimon Corporation, a Delaware corporation ("Corimon Corp.") and Corimon S.A.C.A., a corporation organized under the laws of Venezuela ("Corimon"), have entered into an Option Agreement, dated as of April 30, 1995, with ICI and GDEN (the "Corimon Option Agreement"), pursuant to which Corimon Corp. has granted to ICI an option (the "Option") to purchase 4,025,841 Shares (the "Corimon Shares") at a purchase price of $17.50 per Share, upon the terms and subject to the conditions set forth in the Corimon Option Agreement.

               The Merger Agreement, the Offer and the Corimon Option Agreement were more fully described and were previously reported in the Company's Current Report on Form 8-K dated (date of earliest event reported) April 30, 1995, under Item 5, "Other Events."

          (c) On May 8, 1995, The Sherwin-Williams Company ("Sherwin-Williams") commenced an unsolicited tender offer to acquire all outstanding Shares of the Company at a price of $19.50 per Share.

               On May 10, 1995, the Company announced that its Board of Directors had authorized management of the Company and the Company's financial and legal advisors to engage in discussions and negotiations with Sherwin-Williams in connection with its unsolicited tender offer.

               On May 12, 1995, the Company and Sherwin-Williams entered into a Confidentiality Agreement and Sherwin-Williams commenced a due diligence review of the Company.

     Item 6.   Exhibits and Reports on Form 8-K.
               ________________________________

          (a)  Exhibits:
               ________

               4.1 Amendment No. 4, dated March 23, 1995, to the Credit Agreement dated as of March 31, 1993, by and among the Company, Grow Group Insurance, Ltd., Cello Corp., Sinclair-Ameritone Paint Corporation, Zynolyte Products Company, Chemical Bank New Jersey, N.A., Fleet Bank, PNC Bank, Kentucky, Inc., Wells Fargo Bank N.A. and Chemical Bank.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.
               ____________________

          During the quarter ended March 31, 1995, the Company filed one Current Report on Form 8-K dated (date of earliest event reported) February 14, 1995, reporting under Item 5, "Other Events." No financial statements were filed with that Report.
     On May 1, 1995, the Company filed a Current Report on Form 8-K dated (date of earliest event reported) April 30, 1995, reporting under Item 5, "Other Events." No financial statements were filed with that Report.

                                   SIGNATURES
                                   __________

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GROW GROUP, INC.

     Date:  May 12, 1995           By:  /s/ R. Banks
                                        __________________________
                                        Russell Banks, President
                                        (Chief Executive Officer)

                                   By:  /s/ Frank V. Esser
                                        __________________________
                                        Frank V. Esser, Treasurer
                                        (Chief Financial and Chief
                                         Accounting Officer)


                         EXHIBIT INDEX
                         _____________

     EXHIBIT NO.         DESCRIPTION                     PAGE NO.
     ___________         ___________                     ________

     4.1            Amendment No. 4, dated March 23,
                    1995, to the Credit Agreement
                    dated as of March 31, 1993, by
                    and among the Company, Grow
                    Group Insurance, Ltd., Cello
                    Corp., Sinclair-Ameritone
                    Paint Corporation, Zynolyte
                    Products Company, Chemical
                    Bank New Jersey, N.A., Fleet
                    Bank, PNC Bank, Kentucky, Inc.,
                    Wells Fargo Bank N.A. and
                    Chemical Bank.

     27.            Financial Data Schedule.